Form 10-Q
period 2023-03-31
TMT Acquisition Corp.
filed 2023-05-15
CIK 1879851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-41667

TMT Acquisition Corp
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

420 Lexington Ave, Suite 2446

New York, NY 10170

(Address of principal executive offices)

Tel: (347) 627-0058

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one ordinary share, $0.0001 par value, and one right entitling the holder to receive two-tenths (2/10) of one ordinary share upon the consummation of our initial business combination	TMTCU	The Nasdaq Global Market
Ordinary shares, par value $0.0001 per share	TMTC	The Nasdaq Global Market
Rights, each right entitling the holder to receive two-tenths (2/10) of one ordinary share upon the consummation of our initial business combination	TMTCR	The Nasdaq Global Market

As of May 15, 2023, 8,140,000 ordinary shares, par value $0.0001 per share, were issued and outstanding.

TMT Acquisition Corp

FORM 10-Q FOR QUARTER ENDED MARCH 31, 2023

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TMT ACQUISITION CORP

BALANCE SHEETS

	March 31, 2023 (Unaudited)	December 31, 2022
ASSETS
Cash	$324,632	$47,478
Prepaid expenses	87,195	6,979
Receivable from related party	34,318	-
Total Current Assets	446,145	54,457
Prepaid expenses - non-current	41,889	-
Deferred offering costs	-	443,284
Investments held in Trust Account	61,200,000	-
Total Assets	$61,688,034	$497,741

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued liabilities	$187,312	$38,620
Due to related party	10,000	-
Promissory note – related party	-	444,018
Total Current Liabilities	197,312	482,638
Total Liabilities	197,312	482,638

Commitments and contingencies
Redeemable Shares:
Ordinary shares subject to possible redemption, 6,000,000 shares at redemption value of $10.20 per share	$61,200,000	$-
Shareholders’ Equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Ordinary shares, $0.0001 par value; 150,000,000 shares authorized; 2,140,000 and 1,725,000 shares issued and outstanding on March 31, 2023, and December 31, 2022, respectively	214	173
Additional paid-in capital	397,585	24,827
Accumulated deficit	(107,077)	(9,897)

Total Shareholders’ Equity	290,722	15,103
Total Liabilities and Shareholders’ Equity	$61,688,034	$497,741

The accompanying notes are an integral part of these unaudited financial statements.

TMT ACQUISITION CORP

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended March 31, 2023	For the three months ended March 31, 2022
Administrative fee – related party	$10,000	$-
General and administrative expenses	87,180	27

Loss from operations	$(97,180)	$(27)
Net loss	$97,180	$27

Weighted average shares outstanding of redeemable ordinary shares	133,333	-
Basic and diluted net income/(loss) per share, redeemable ordinary shares	$43.62	$-
Weighted average shares outstanding of non-redeemable ordinary shares	1,514,222	1,500,000
Basic and diluted net loss per share, non-redeemable ordinary shares	$(3.90)	$(0.00)

The accompanying notes are an integral part of these unaudited financial statements.

TMT ACQUISITION CORP

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	1,725,000	$173	$24,827	$(9,371)	$15,103
Net loss	-	-	-	(27)	(27)
Balance as of March 31, 2022	1,725,000	$173	$24,827	$(9,398)	$(15,602)

Balance as of December 31, 2022	17,25,000	$173	$24,827	$(9,897)	$15,103
Proceeds from sale of public units	6,000,000	600	59,999,400	-	60,000,000
Proceeds from sale of private placement units	370,000	37	3,699,963	-	3,700,000
Underwriter’s commission on sale of public units	-	-	(1,200,000)	-	(1,200,000)
Representative shares issued	270,000	27	1,741,473	-	1,741,500
Other offering costs	-	-	(2,668,701)	-	(2,668,701)
Initial measurement of Ordinary shares Subject to Redemption under ASC 480-10-S99 against additional paid-in capital	(6,000,000)	(600)	(58,644,600)	-	(58,645,200)
Allocation of offering costs to ordinary shares subject to redemption	-	-	3,781,346	-	3,781,346
Deduction for increases of carrying value of redeemable shares	-	-	(6,336,146)	-	(6,336,146)
Forfeiture of ordinary shares	(225,000)	(23)	23	-	-
Net loss	-	-	-	(97,180)	(97,180)
Balance as of March 31, 2023	2,140,000	$214	$397,585	$(107,077)	$290,722

The accompanying notes are an integral part of these unaudited financial statements.

TMT ACQUISITION CORP

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31, 2023	Three months ended March 31, 2022
Cash flows from operating activities:
Net loss	$(97,180)	$(27)
Changes in current assets and liabilities:
Due to related party	10,000	-
Prepaid expenses	(122,105)	-
Accrued liabilities	148,693	(9,371)
Net cash used in operating activities	$(60,592)	$(9,398)

Cash flows from investing activities:
Cash deposited into Trust Account	$(61,200,000)	$-
Net cash used in investing activities	$(61,200,000)	$-

Cash flows from financing activities:
Proceeds from sale of ordinary shares	$60,000,000	$-
Proceeds from private placement	3,221,664	-
Payment of underwriter’s discount	(1,200,000)	-
Payments of offering costs	(483,918)	(55,150)
Net cash provided by (used in) financing activities	$61,537,746	$(55,150)

Net change in cash	$277,154	$(64,548)
Cash at beginning of period	47,478	200,000
Cash at end of period	$324,632	$135,452

Supplemental information for non-cash financing activities:
Reclassification of amount due to related party to promissory note	$-	$244,018
Deferred offering costs charged to APIC	$2,668,701	$-
Note payable to related party converted to subscription of private placement	$444,018	$-
Receivable from the related party for purchase of the private placement	$34,318	$-
Allocation of offering costs to ordinary shares subject to redemption	$3,781,346	$-
Reclassification of ordinary shares subject to redemption	$58,645,200	$-
Remeasurement adjustment on Ordinary Shares subject to possible redemption	$6,336,146	$-
Issuance of representative shares at fair value	$1,741,500	$-
Forfeiture of ordinary shares	$23	$-

The accompanying notes are an integral part of these unaudited financial statements.

TMT ACQUISITION CORP

Notes to the UNAUDITED financial statementS

NOTE 1 — ORGANIZATION AND BUSINESS OPERATIONS

TMT Acquisition Corp (the “Company”) was incorporated in the Cayman Islands on July 6, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses (the “Business Combination”).

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2023, the Company had not commenced any operations. All activity from July 6, 2021 (inception) through March 31, 2023 relates to the Company’s formation and the Initial Public Offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The Company’s ability to commence operations is dependent upon financial resources obtained through an Initial Public Offering of 6,000,000 units (the “Units” and, with respect to the ordinary share included in the Units being offered, the “Public Shares”) at $10.00 per Unit, which is discussed in Note 3, and the sale of 370,000 Units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in private placements to 2TM Holding LP (the “Sponsor”) that was closed simultaneously with the IPO.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The stock exchange listing rules require that the Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the Trust Account (as defined below) (excluding the amount of deferred underwriting commissions and taxes payable on the income earned on the Trust Account). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Upon the closing of the IPO, $10.20 per Unit sold in the Initial Public Offering, including proceeds of the sale of the Private Placement Units, were held in a trust account (the “Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.20 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). The Public Shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

The Company will not redeem Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 (so that it does not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement that may be contained in the agreement relating to the Business Combination. If the Company seeks shareholders’ approval of the Business Combination, the Company will proceed with a Business Combination only if the Company receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (the “SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

Notwithstanding the foregoing, if the Company seeks shareholder approval of the Business Combination and the Company does not conduct redemptions pursuant to the tender offer rules, a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares without the Company’s prior written consent.

The Sponsor has agreed (a) to waive its redemption rights with respect to any Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the Trust account and not previously released to pay taxes, divided by the number of then issued and outstanding Public Shares.

The Company will have until 12 months from the closing of the IPO to consummate a Business Combination (or up to 21 months from the closing of the IPO if we extend the period of time to consummate a business combination by the full amount of time) (the “Combination Period”). However, if the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to us to pay our taxes, if any (less up to $61,200 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares it will receive if the Company fails to complete a Business Combination within the Combination period. However, if the Sponsor or any of its respective affiliates acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the IPO price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (1) $10.20 per Public Share and (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.20 per Public Share, due to reductions in the value of trust assets, in each case net of the interest that may be withdrawn to pay taxes. This liability will not apply to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

The Trust Account

As of March 31, 2023, a total of $61,200,000 of the net proceeds from the IPO, including proceeds of the sale of the Private Placement Units, was deposited in a trust account (the “Trust Account”) and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

Liquidity and Capital Resources

The registration statement for the Company’s IPO was declared effective on March 27, 2023. On March 30, 2023 the Company consummated the Initial Public Offering of 6,000,000 (“Public Units”), at $10.00 per Unit, generating gross proceeds of $60,000,000 which is described in Note 3.

Simultaneously with the closing of the IPO, the Company consummated the private placement of 370,000 units (the “Private Placement Units”) at a price of $10.00 per Placement Unit in a private placement to the Sponsor generating gross proceeds of $3,700,000 which is described in Note 4.

Transaction costs amounted to $3,868,701 consisting of $1,200,000 of underwriting fees and $2,668,701 of other offering costs. In addition, on March 31, 2023, cash of $324,632 was held outside of the Trust Account (as defined above) and is available for working capital purposes.

As of March 31, 2023, the Company had $324,632 in its operating bank account and working capital surplus of $248,833. The Company’s liquidity needs up to March 31, 2023, had been satisfied through $25,000 (see Note 5) paid for deferred offering costs borne by the Founder and the loan under an unsecured promissory note from the Sponsor of up to $444,018 (see Note 5). This promissory note was transferred as payment for private placement units purchased by the related party at the time of IPO. Subsequent to the consummation of the IPO, the Company expects that it will need additional capital to satisfy its liquidity needs beyond the net proceeds from the consummation of the IPO and the proceeds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination.

In addition, in order to finance transaction costs in connection with a business combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan us funds as may be required. As of March 31, 2023, there was no amount outstanding under any loans.

Accordingly, the accompanying unaudited financial statements has been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statement does not include any adjustments that might result from the outcome of this uncertainty. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time. The Company cannot provide any assurance that its plans to consummate an Initial Business Combination will be successful. Based on the foregoing, management believes that the Company will not have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of the Initial Business Combination or one year from this filing. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements as of March 31, 2023, have been prepared in accordance with U.S. GAAP for interim financial information and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or any future period.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statement in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2023 and December 31, 2022, the Company did not experience losses on this account and management believes the Company is not exposed to significant risks on such account.

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1. Deferred offering costs consist of legal, accounting, and other costs (including underwriting discounts and commissions) incurred through the balance sheet date that are directly related to the IPO and that will be charged to shareholders’ equity upon the completion of the IPO. Should the IPO prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations. The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A - “Expenses of Offering” to allocate offering costs between public shares and public rights based on the estimated fair values of public shares and public rights at the date of issuance.

Offering costs were $3,868,701 consisting principally of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are related to the IPO and are charged to shareholders’ equity upon the completion of the IPO. And $3,781,346 was allocated to public shares which are subject to redemption based on the estimated fair value of the public shares on the IPO date.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. Gains and losses resulting from the change in fair value of these securities is included in income earned on investment held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Net Income/(Loss) Per Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of March 31, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income/(loss) per share is the same as basic income/(loss) per share for the period presented.

The net income (loss) per share presented in the unaudited statements of operations is based on the following:

	Three months ended	Three months ended
	March 31, 2023	March 31, 2022
Net loss	$(97,180)	$(27)
Income earned on investment held in Trust Account	-	-
Accretion of carrying value to redemption value	(6,336,146)	-
Net loss including accretion of equity into redemption value	$(6,433,326)	$(27)

	Three months ended March 31, 2023		Three months ended March 31, 2022
	Redeemable	Non- Redeemable	Non- Redeemable
	Shares	Shares	Shares
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity	$(520,636)	$(5,912,690)	$(27)
Income earned on investment held in Trust Account	-	—	—
Accretion of carrying value to redemption value	6,336,146	—	—
Allocation of net income/(loss)	5,815,510	(5,912,690)	(27)

Denominators:
Weighted-average shares outstanding	133,333	1,514,222	1,500,000
Basic and diluted net income/(loss) per share	$43.62	$(3.90)	$(0.00)

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary share (including ordinary share that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary share is classified as shareholders’ equity. The Company’s ordinary share features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2023, ordinary shares subject to possible redemption are presented at redemption value of $10.20 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero. The Company allocates gross proceeds between the Public Shares and Public Rights based on their relative fair values.

At March 31, 2023, the ordinary shares reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$60,000,000
Less:
Proceeds allocated to Public Rights	(1,354,800)
Allocation of offering costs related to redeemable shares	(3,781,346)
Plus:
Accretion of carrying value to redemption value	6,336,146
Ordinary shares subject to possible redemption	$61,200,000

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statement.

The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws.

Any interest payable in respect to US debt obligations held by the Trust Account is intended to qualify for the portfolio interest exemption or otherwise be exempt from U.S. withholding taxes. Furthermore, shareholders of the Company may be subject to tax in their respective jurisdictions based on applicable laws, for instances, U.S. persons may be subject to tax on the amounts deemed received depending on whether the Company is a passive foreign investment company and whether U.S. persons have made any applicable tax elections permitted under applicable law.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statement.

NOTE 3 — INITIAL PUBLIC OFFERING

On March 30, 2023, the Company sold 6,000,000 Public Units at a purchase price of $10.00 per Public Unit generating gross proceeds of $60,000,000 related to the IPO. Each Public Unit consists of one ordinary share (each, a “Public Share”), and one right (each, a “Public Right”) entitling the holder thereof to receive two-tenths of one ordinary share upon the consummation of an initial business combination.

NOTE 4 — PRIVATE PLACEMENTS

The Sponsor has purchased an aggregate of 370,000 Private Placement Units at a price of $10.00 per Private Placement Unit, amounting to $3,700,000, from the Company in a private placement that occurred simultaneously with the closing of the Initial Public Offering. Each Unit will consist of one ordinary share, and one right (“Private Right”). Ten Public Rights will entitle the holder to two ordinary shares. The proceeds from the sale of the Private Placement Units will be added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law). The Private Placement Units and Private Rights (including the ordinary shares issuable upon exercise of the Private Rights) will not be transferable, assignable, or salable until 30 days after the completion of an Initial Business Combination, subject to certain exceptions.

NOTE 5 — RELATED PARTIES

Founder Shares

On August 20, 2021, the Sponsor received 1,437,500 of the Company’s Class B ordinary shares in exchange for $25,000 paid for deferred offering costs borne by the Founder.

In January 2022, the Company approved, through a special resolution, the following share capital changes (see Note 7):

(a)	Each of the authorized but unissued 150,000,000 Class A ordinary shares shall be cancelled and be re-designated as the ordinary shares of $0.0001 par value each (the ordinary shares);
(b)	Each of the 1,437,500 Class B ordinary shares issued shall be repurchased in consideration for the issuance of 1,437,500 ordinary shares of $0.0001 par value each; and
(c)	Upon completion of the above steps, the authorized but unissued 10,000,000 Class B ordinary shares shall be cancelled.

In January 2022, the Company issued an additional 287,500 ordinary shares to the Sponsor for no additional consideration, resulting in our sponsor holding an aggregate of 1,725,000 ordinary shares (the “Founder Shares”). The issuance was considered as a nominal issuance, in substance a recapitalization transaction, which was recorded and presented retroactively. The Founder Shares include an aggregate of up to 225,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part. These 225,000 ordinary shares were forfeited subsequent to IPO as the over-allotment option was not exercised.

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination and (B) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction after our initial business combination that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the last reported sale price of the ordinary shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination.

Promissory Note — Related Party

On August 20, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was subsequently amended and restated on December 15, 2021 and June 27, 2022 to increase borrowings up to an aggregate principal amount of $500,000. During the year ended December 31, 2022, the Company converted $244,018 from due to related party to the Promissory Note. At December 31, 2022 total outstanding balance under the Promissory Note was $444,018. The Promissory Note is non-interest bearing and payable on the earlier of (i) March 31, 2023, or (ii) the consummation of the Initial Public Offering. In connection with the IPO, the balance of promissory note amounted to $444,018 was transferred as payment for private placement units purchased by related party.

Due from/ to Related Party

As of March 31, 2023, amount due from related party was $34,318 relating to receivable amount for 370,000 Private Placement Units purchased by related party at a price of $10.00 per Unit, amounting to $3,700,000. Further, there is an amount of $10,000 due to related party also which pertains to the administration fee for the month of March 2023.

Advisory Services Agreement

The Company engaged Ascendant Global Advisors (“Ascendant”) as an advisor in connection with the initial public offering and business combination, to assist in hiring consultants and other services providers in connection with the IPO and the business combination, assist in the preparation of financial statements and other relevant services to commence trading including filing the necessary documents as part of the transaction. Further, Ascendant will assist in preparing the Company for investor presentations, conferences for due diligence, deal structuring and term negotiations.

During the period from July 6, 2021 (inception) through December 31, 2021, $100,000 has been paid through sponsor as deferred offering costs for these services. The cash fee of $50,000 was paid on the IPO date which is March 30, 2023.

Administration fee

Commencing on March 27, 2023, the listing date of the Company, the Sponsor or its designated affiliate shall be allowed to charge the Company an allocable share of its overhead, up to $10,000 per month until the earlier of the consummation by the Company of an initial business combination or the Company’s liquidation, to compensate it for the Company’s use of its offices, utilities and personnel. For the three months ended March 31, 2023, $10,000 was recorded for administration fee.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Units and Units that may be issued upon conversion of Working Capital Loans (and any ordinary shares issuable upon the exercise of the Private Placement Right and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of Initial Public Offering requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to ordinary shares). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company will grant the underwriters a 45-day option from the date of Initial Public Offering to purchase up to 900,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On March 31, 2023, the Company estimated the likelihood to exercise the over-allotment option as low, hence 225,000 ordinary shares were expected to be forfeited.

The underwriters were entitled to a cash underwriting discount of $0.20 per Unit, or $1,200,000 in the aggregate, which was paid upon the closing of the Initial Public Offering.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, close of the Initial Public Offering, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statement. The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 7 — SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue 1,000,000 shares of preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023, and December 31, 2022, there were no shares of preferred shares issued or outstanding.

Ordinary Shares — The Company was authorized to issue 150,000,000 Class A ordinary shares with a par value of $0.0001 per share and 10,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class A and Class B ordinary shares were entitled to one vote for each share.

On August 20, 2021, the Sponsor received 1,437,500 of the Company’s Class B ordinary shares in exchange for $25,000 paid for deferred offering costs borne by the Founder. Out of the 1,437,500 Class B ordinary shares, an aggregate of up to 187,500 Class B ordinary shares were subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (excluding private placement shares).

In January 2022, the Company approved, through a special resolution, the following share capital changes:

(a)	Each of the authorized but unissued 150,000,000 Class A ordinary shares shall be cancelled and be re-designated as the ordinary shares of $0.0001 par value each (the ordinary shares);
(b)	Each of the 1,437,500 Class B ordinary shares issued shall be repurchased in consideration for the issuance of 1,437,500 ordinary shares of $0.0001 par value each; and
(c)	Upon completion of the above steps, the authorized but unissued 10,000,000 Class B ordinary shares shall be cancelled.

As an effect of the above, the Company is authorized to issue 150,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. Further, the shareholder also approved the amendment and restatement of the memorandum and articles of association which has been filed with the Cayman Registrar.

In January 2022, the Company issued an additional 287,500 ordinary shares to the Sponsor as fully paid bonus shares for no additional consideration. The issuance was considered as a nominal issuance, in substance a recapitalization transaction, which was recorded and presented retroactively.

As of March 31, 2023, there were 2,140,000 ordinary shares issued and outstanding, which does not include 225,000 ordinary shares forfeited as the over-allotment option was not exercised. As of December 31, 2022, 1,725,000 ordinary shares were issued and outstanding, which included 225,000 ordinary shares subject to forfeiture.

Representative Shares — Simultaneously with the closing of the IPO, the Company issued to Maxim Partners LLC, pursuant to the underwriting agreement, 270,000 Representative Shares (the “Representative Shares”). The underwriter has agreed not to transfer, assign or sell any such Representative Shares without prior consent of the Company until the completion of the initial Business Combination. In addition, the Representative has agreed (i) to waive its redemption rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of the initial Business Combination and (ii) to waive its rights to liquidating distributions from the trust account with respect to such shares if the Company fails to complete the initial Business Combination within 12 months (or up to 21 months, if applicable) from the Closing of the Offering. The Representative Shares are classified as equity in accordance with ASC 718, Shared-Based Payment, and measured based on the fair value of the equity instrument issued. The fair value of the Representative Shares was $1,741,500 at IPO date.

Rights — Except in cases where the Company is not the surviving company in a business combination, each holder of a right will automatically receive two-tenths (2/10) of one ordinary share upon consummation of the initial business combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman law. In the event the Company is not the surviving company upon completion of the initial business combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the two-tenths (2/10) of one ordinary share underlying each right upon consummation of the business combination. If the Company is unable to complete the initial business combination within the required time period and the Company will redeem the public shares for the funds held in the trust account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless. The rights are indexed to the Company’s common stock and met each of the specified elements to be classified as equity. The rights were measured at fair value on the IPO date which was used for the allocation of the deferred offering costs (see Note 2).

NOTE 8 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through May 15, 2023. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement other than below:

On April 27, 2023, TMT Acquisition Corp (the “Company”) announced that holders of the Company’s units may elect to separately trade the ordinary shares and rights included in its units, commencing on or about May 1, 2023.

The ordinary shares and rights are expected to trade on the Nasdaq Global Market (“Nasdaq”) under the symbols “TMTC” and “TMTCR,” respectively. Units not separated will continue to trade on Nasdaq under the symbol “TMTCU.”

On April 27, 2023, the Company issued a press release announcing the separation of units.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “our,” “us” or “we” refer to TMT Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes related thereto. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target.

We intend to effectuate our initial business combination using cash from the proceeds of the IPO and the private placement of the private placement units, the proceeds of the sale of our securities in connection with our initial business combination, our shares, debt or a combination of cash, stock and debt.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception to March 31, 2023, have been organizational activities and those necessary to consummate the Initial Public Offering (“IPO”), described below. Following our IPO, we will not generate any operating revenues until the completion of our initial business combination. We will generate non-operating income in the form of interest income after the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had a net loss of $97,180, which consists of loss of $97,180 derived from formation and operating costs.

For the three months ended March 31, 2022, we had a net loss of $27, which consists of loss of $27 derived from formation and operating costs.

Liquidity and Capital Resources

On March 30, 2023, we consummated our IPO of 6,000,000 units (the “Units”), at $10.00 per Unit, generating gross proceeds of $60,000,000. Simultaneously with the closing of our IPO, we consummated the sale of 370,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor, generating total gross proceeds of $3,700,000.

Transaction costs amounted to $3,868,701 consisting of $1,200,000 of underwriting discount and $2,668,701 of other offering costs.

Following the closing of our IPO, an aggregate of $61,200,000 ($10.20 per Unit) from the net proceeds and the sale of the Private Placement Units was held in a Trust Account (“Trust Account”). As of March 31, 2023, we had marketable securities held in the Trust Account of $61,200,000 consisting of securities held in a treasury trust fund that invests in United States government treasury bills, bonds or notes with a maturity of 180 days or less. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less amounts released to us for taxes payable) to complete our initial business combination. We may withdraw interest to pay taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest income earned on the amount in the Trust Account (if any) will be sufficient to pay our taxes. Through March 31, 2023, we did not withdraw any income earned on the Trust Account to pay our taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2023, we had cash balance of $324,632 and a working capital surplus of approximately $248,833. The Company’s liquidity needs up to March 31, 2023, had been satisfied through $25,000 (see Note 5) paid for deferred offering costs borne by the Founder and the loan under an unsecured promissory note from the Sponsor of up to $444,018 (see Note 5). This promissory note was transferred as payment for private placement units purchased by the related party at the time of IPO. Subsequent to the consummation of the IPO, the Company expects that it will need additional capital to satisfy its liquidity needs beyond the net proceeds from the consummation of the IPO and the proceeds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination. Although certain of the Company’s initial shareholders, officers and directors or their affiliates have committed to loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, there is no guarantee that the Company will receive such funds.

The Company will use funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. In addition, we could use a portion of the funds not being placed in trust to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into an agreement where we paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the specific business combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our founders or an affiliate of our founders may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,800,000 of such loans may be convertible into working capital units, at a price of $10.00 per unit at the option of the lender. The working capital units would be identical to the private units, each consisting of one ordinary share and one right with the same exercise price, exercisability and exercise period, subject to similar limited restrictions as compared to the units sold in our IPO. The terms of such loans by our founders or their affiliates, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our founders or an affiliate of our founders as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account, but in the event that we seek loans from any third parties, we will obtain a waiver against any and all rights to seek access to funds in our trust account.

Accordingly, the accompanying unaudited financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statement does not include any adjustments that might result from the outcome of this uncertainty. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management plans to address this uncertainty during period leading up to the Initial Business Combination. The Company cannot provide any assurance that its plans to raise capital or to consummate an Initial Business Combination will be successful. Based on the foregoing, management believes that the Company lacks the financial resources it needs to sustain operations for a reasonable period of time. Moreover, management’s plans to consummate the initial business combination may not be successful. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Related Party Transactions

On August 20, 2021, the sponsor received 1,437,500 of the Company’s Class B ordinary shares in exchange for $25,000 paid for deferred offering costs borne by the founder.

On January 6, 2022, the Company approved, through a special resolution, the following share capital changes (see Note 7):

(a)	Each of the authorized but unissued 150,000,000 Class A ordinary shares shall be cancelled and be re-designated as ordinary shares, $0.0001 par value per share;

(b)	Each of the 1,437,500 Class B ordinary shares issued shall be repurchased in consideration for the issuance of 1,437,500 ordinary shares; and

(c)	Upon completion of the above steps, the authorized but unissued 10,000,000 Class B ordinary shares shall be cancelled.

In January 2022, the Company issued an additional 287,500 ordinary shares to the sponsor for no additional consideration, resulting in our sponsor holding an aggregate of 1,725,000 ordinary shares. The issuance was considered as a nominal issuance, in substance a recapitalization transaction, which was recorded and presented retroactively. These founder shares include an aggregate of up to 225,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part. These 225,000 ordinary shares were forfeited subsequent to IPO as the over-allotment option was not exercised.

The Company engaged Ascendant Global Advisors as an advisor in connection with the initial public offering and business combination, to assist in hiring consultants and other services providers in connection with the IPO and the business combination, assist in the preparation of financial statements and other relevant services to commence trading including filing the necessary documents as part of the transaction. Further, Ascendant will assist in preparing the Company for investor presentations, conferences for due diligence, deal structuring and term negotiations. During the three months ended March 31, 2023, $50,000 for approval of the Company’s listing on Nasdaq has been paid through the IPO proceeds as deferred offering costs for these services.

Our sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Our sponsor has agreed to loan us up to $500,000 under an unsecured promissory note to be used for a portion of the expenses of the IPO. The Company drew $444,018 against the promissory note as of December 31, 2022. These loans are non-interest bearing, unsecured and are due at the earlier of March 31, 2023 or the closing of the IPO. This promissory note was transferred as payment for private placement units purchased by the related party at the time of IPO. As of March 31, 2023, there is no amount outstanding under this promissory note.

Pursuant to our amended and restated memorandum and articles of association, we may extend the period of time to consummate a business combination up to three times, each by an additional three months (for a total of up to 21 months to complete a business combination) without submitting such proposed extensions to our shareholders for approval or offering our public shareholders redemption rights in connection therewith. In order to extend the time available for us to consummate our initial business combination, our sponsor or its affiliates or designees, upon ten days advance notice prior to the applicable deadline, must deposit into the trust account $600,000 ($0.10 per share) on or prior to the date of the applicable deadline, for each three month extension (or up to an aggregate of $1,800,000, or $0.30 per share if we extend for the full nine months). Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of our initial business combination. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the trust account released to us. If we do not complete a business combination, we will not repay such loans.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment.

Up to $1,800,000 of the loans made by our sponsor, our officers and directors, or our or their affiliates to us prior to or in connection with our initial business combination may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. The units would be identical to the placement units. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We `do not expect to seek loans from parties other than our sponsor, our officers and directors or an affiliate of theirs as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

Private Placement Units

On March 30, 2023, simultaneously with the closing of our IPO, we consummated the sale of 370,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor, generating total gross proceeds of $3,700,000. Each private placement unit consists of one ordinary share, and one right to receive two-tenth of one ordinary share. There will be no redemption rights or liquidating distributions from the trust account with respect to the founder shares, private placement shares, private placement rights, or public rights, which will expire worthless if we do not consummate a business combination within the allotted 12-month period (or up to 21 months from the closing of the IPO if we extend the period of time to consummate a business combination by the full amount of time). Our initial shareholders have agreed to waive their redemption rights with respect to their founder shares and private placement shares (i) in connection with the consummation of a business combination, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 12 months after the closing of the IPO (or up to 21 months from the closing of the IPO if we extend the period of time to consummate a business combination by the full amount of time) and (iii) if we fail to consummate a business combination within 12 months after the closing of the IPO (or up to 21 months from the closing of the IPO if we extend the period of time to consummate a business combination by the full amount of time) or if we liquidate prior to the expiration of the 12-month period (or up to 21 months from the closing of the IPO if we extend the period of time to consummate a business combination by the full amount of time). However, our initial shareholders will be entitled to redemption rights with respect to any public shares held by them if we fail to consummate a business combination or liquidate within the 12-month period (or up to 21 months from the closing of the IPO if we extend the period of time to consummate a business combination by the full amount of time).

Pursuant to a registration rights agreement we will enter into with our founders on or prior to the closing of the IPO, we may be required to register certain securities for sale under the Securities Act. Our founders and holders of private units issued upon conversion of working capital loans, if any, are entitled under the registration rights agreement to make up to three demands that we register certain of our securities held by them for sale under the Securities Act and to have the securities covered thereby registered for resale pursuant to Rule 415 under the Securities Act. In addition, these holders have the right to include their securities in other registration statements filed by us. We will bear the costs and expenses of filing any such registration statements. See the section of this Form 10-Q entitled “Certain Relationships and Related Party Transactions.

Due from/ to Related Party

The Sponsor paid certain formation, operating or deferred offering costs on behalf of the Company. These amounts are due on demand and non-interest bearing. As of March 31, 2023, there was $10,000 due to the related party towards administration fee and $34,318 was due from related party relating to receivable amount for 370,000 Private Placement Units purchased by related party at a price of $10.00 per Unit, amounting to $3,700,000.

As of December 31, 2022, there was no amount due to related party.

Administration fee

Commencing on the effective date of the registration statement, an affiliate of the Sponsor shall be allowed to charge the Company an allocable share of its overhead, $10,000 per month up to the close of the initial business combination, to compensate it for the Company’s use of its offices, utilities and personnel. An administration fee of $10,000 was recorded for the three months ended March 31, 2023.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies.

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption is presented at redemption of $10.20 per share (plus any income earned on investment held in Trust Account) as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1. Deferred offering costs consist of legal, accounting, and other costs (including underwriting discounts and commissions) incurred through the balance sheet date that are directly related to the Initial Public Offering and that will be charged to shareholders’ equity upon the completion of the Initial Public Offering. Should the Initial Public Offering prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations. The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A - “Expenses of Offering” to allocate offering costs between public shares and public rights based on the estimated fair values of public shares and public rights at the date of issuance.

Offering costs amounting to $3,868,701 were charged to shareholders’ equity upon the completion of the Initial Public Offering. And $3,781,346 was allocated to public shares which are subject to redemption based on the estimated fair value of the public shares on the IPO date.

Net Loss per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The unaudited statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income (loss) per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of March 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions, we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The net proceeds of the IPO and the sale of the private placement units held in the trust account will be invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We are not currently required to certify and report on our internal controls as defined by Section 404 of the Sarbanes-Oxley Act. Only in the event that we are deemed to be a large, accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement. Further, for as long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirement.

As of March 31, 2023, we have not completed an assessment, nor have our auditors tested our systems, of internal controls. We expect to assess the internal controls of our target business or businesses prior to the completion of our initial business combination and, if necessary, to implement and test additional controls as we may determine are necessary in order to state that we maintain an effective system of internal controls. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of internal controls.

Management’s Report on Internal Controls Over Financial Reporting

This Quarterly Report on Form 10-Q does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to make disclosures under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 20, 2021, the sponsor received 1,437,500 of the Company’s Class B ordinary shares in exchange for $25,000 paid for deferred offering costs borne by the founder.

On January 6, 2022, the Company approved, through a special resolution, the following share capital changes:

(a)	Each of the authorized but unissued 150,000,000 Class A ordinary shares shall be cancelled and be re-designated as ordinary shares, $0.0001 par value per share;

(b)	Each of the 1,437,500 Class B ordinary shares issued shall be repurchased in consideration for the issuance of 1,437,500 ordinary shares; and

(c)	Upon completion of the above steps, the authorized but unissued 10,000,000 Class B ordinary shares shall be cancelled.

In January 2022, the Company issued an additional 287,500 ordinary shares to the sponsor for no additional consideration, resulting in our sponsor holding an aggregate of 1,725,000 ordinary shares. The issuance was considered as a nominal issuance, in substance a recapitalization transaction, which was recorded and presented retroactively. These founder shares include an aggregate of up to 225,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part.

On March 30, 2023, the Company consummated its initial public offering (the “IPO”) of 6,000,000 units (the “Units”). Each Unit consists of one ordinary share, par value $0.0001 per share, of the Company (the “Ordinary Shares”) and one right to receive two-tenths (2/10) of one Ordinary Share upon the consummation of the Company’s initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $60,000,000. The Company also granted the underwriters a 45-day option to purchase up to an additional 900,000 units to cover over-allotments, if any.

Simultaneously with the consummation of the IPO and the sale of the Units, the Company consummated the private placement (the “Private Placement”) of 370,000 Units (the “Private Placement Units”), each Private Placement Unit consisting of one Ordinary Share and one right, to the Sponsor at a price of $10.00 per Private Placement Unit, generating total proceeds of $3,700,000.

Following the closing of our IPO, an aggregate of $61,200,000 from the net proceeds of the IPO and the sale of the Private Placement Units was held in the Trust Account. Transaction costs amounted to $3,868,701 consisting of $1,200,000 of underwriting fees and $2,668,701 of other offering costs. In addition, on March 31, 2023, cash of $324,632 was held outside of the Trust Account and is available for working capital purposes.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2023

TMT Acquisition Corp

By:	/s/ Dajiang Guo
Name:	Dajiang Guo
Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

By:	/s/ Jichuan Yang
Name:	Jichuan Yang
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

