Form 10-Q
period 2023-06-30
TMT Acquisition Corp.
filed 2023-08-09
CIK 1879851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2023

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

As of August 9, 2023, 8,140,000 ordinary shares, par value $0.0001 per share, were issued and outstanding.

TMT Acquisition Corp

FORM 10-Q FOR QUARTER ENDED JUNE 30, 2023

2

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

TMT ACQUISITION CORP

Condensed BALANCE SHEETS

(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Cash	$116,187	$47,478
Prepaid expenses	114,115	6,979
Receivable from related party	34,318	-
Total Current Assets	264,620	54,457
Prepaid expenses - non-current	27,875	-
Deferred offering costs	-	443,284
Investments held in Trust Account	61,802,526	-
Total Assets	$62,095,021	$497,741

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued liabilities	$125,596	$38,620
Due to related party	10,000	-
Promissory note – related party	-	444,018
Total Current Liabilities	135,596	482,638
Total Liabilities	135,596	482,638

Commitments and contingencies (Note 6)
Redeemable Shares:
Ordinary shares subject to possible redemption, 6,000,000 shares at redemption value of $10.30 per share	$61,802,526	$-

Shareholders’ Equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Ordinary shares, $0.0001 par value; 150,000,000 shares authorized; 2,140,000 and 1,725,000 shares issued and outstanding on June 30, 2023, and December 31, 2022, respectively	214	173
Additional paid-in capital	397,585	24,827
Accumulated deficit	(240,900)	(9,897)
Total Shareholders’ Equity	156,899	15,103
Total Liabilities and Shareholders’ Equity	$62,095,021	$497,741

The accompanying notes are an integral part of these unaudited condensed financial statements.

TMT ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended June 30, 2023	For the three months ended June 30, 2022	For the six months ended June 30, 2023	For the six months ended June 30, 2022
Administrative fee – related party	$30,000	$-	$40,000	$-
Formation and operating costs	103,823	156	191,003	183
Loss from operations	$(133,823)	$(156)	$(231,003)	$(183)

Other income:
Income from investments held in Trust Account	602,526	-	602,526	-

Net Income (loss)	$468,703	$(156)	$371,523	$(183)

Weighted average shares outstanding of redeemable ordinary shares	6,000,000	-	3,082,873	-
Basic and diluted net income/(loss) per share, redeemable ordinary shares	$0.08	$-	$0.91	$-
Weighted average shares outstanding of non-redeemable ordinary shares	2,140,000	1,500,000	1,828,840	1,500,000
Basic and diluted net loss per share, non-redeemable ordinary shares	$(0.02)	$(0.00)	$(1.34)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TMT ACQUISITION CORP

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	1,725,000	$173	$24,827	$(9,371)	$15,629
Net loss	-	-	-	(27)	(27)
Balance as of March 31, 2022	1,725,000	$173	$24,827	$(9,398)	$15,602
Net loss	-	-	-	(156)	(156)
Balance as of June 30, 2022	1,725,000	$173	$24,827	$(9,554)	$15,446

Balance as of December 31, 2022	1,725,000	$173	$24,827	$(9,897)	$15,103
Proceeds from sale of public units	6,000,000	600	59,999,400	-	60,000,000
Proceeds from sale of private placement units	370,000	37	3,699,963	-	3,700,000
Underwriter’s commission on sale of public units	-	-	(1,200,000)	-	(1,200,000)
Representative shares issued	270,000	27	1,741,473	-	1,741,500
Other offering costs	-	-	(2,668,701)	-	(2,668,701)
Initial measurement of Ordinary shares Subject to Redemption under ASC 480-10-S99 against additional paid-in capital	(6,000,000)	(600)	(58,644,600)	-	(58,645,200)
Allocation of offering costs to ordinary shares subject to redemption	-	-	3,781,346	-	3,781,346
Deduction for increases of carrying value of redeemable shares	-	-	(6,336,146)	-	(6,336,146)
Forfeiture of ordinary shares	(225,000)	(23)	23	-	-
Net loss	-	-	-	(97,180)	(97,180)
Balance as of March 31, 2023	2,140,000	$214	$397,585	$(107,077)	$290,722
Subsequent measurement of ordinary shares subject to possible redemption (interest earned on trust account)	-	-	-	(602,526)	(602,526)
Net income	-	-	-	468,703	468,703
Balance as of June 30, 2023	2,140,000	$214	$397,585	$(240,900)	$156,899

The accompanying notes are an integral part of these unaudited condensed financial statements.

TMT ACQUISITION CORP

CONDENSED STATEMENTS OF CASH FLOWS

	Six months ended June 30, 2023	Six months ended June 30, 2022
Cash flows from operating activities:
Net income (loss)	$371,523	$(183)
Income from investments held in trust account	(602,526)
Changes in current assets and liabilities:		-
Due to related party	10,000	-
Prepaid expenses	(135,011)	-
Accrued liabilities	86,977	47
Net cash used in operating activities	$(269,037)	$(136)

Cash flows from investing activities:
Cash deposited into Trust Account	$(61,200,000)	$-
Net cash used in investing activities	$(61,200,000)	$-

Cash flows from financing activities:
Proceeds from sale of ordinary shares	$60,000,000	$-
Proceeds from private placement	3,221,664	-
Payment of underwriter’s discount	(1,200,000)	-
Payments of offering costs	(483,918)	(65,582)
Net cash provided by (used in) financing activities	$61,537,746	$(65,582)

Net change in cash	$68,709	$(65,718)
Cash at beginning of period	47,478	200,000
Cash at end of period	$116,187	$134,282

Supplemental cash flow information:
Deferred offering costs included in accrued liabilities	$-	$34,307
Reclassification of amount due to related party to promissory note	$-	$244,018
Deferred offering costs charged to APIC	$2,668,701	$-
Note payable to related party converted to subscription of private placement	$444,018	$-
Receivable from the related party for purchase of the private placement	$34,318	$-
Allocation of offering costs to ordinary shares subject to redemption	$3,781,346	$-
Reclassification of ordinary shares subject to redemption	$58,645,200	$-
Remeasurement adjustment on Ordinary Shares subject to possible redemption	$6,336,146	$-
Issuance of representative shares at fair value	$1,741,500	$-
Forfeiture of ordinary shares	$23	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

TMT ACQUISITION CORP

Notes to the UNAUDITED CONDENSED financial statementS

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

As of June 30, 2023, the Company had not commenced any operations. All activity from July 6, 2021 (inception) through June 30, 2023 relates to the Company’s formation and the Initial Public Offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The Company’s ability to commence operations is dependent upon financial resources obtained through an IPO of 6,000,000 units (the “Units” and, with respect to the ordinary share included in the Units being offered, the “Public Shares”) at $10.00 per Unit, which is discussed in Note 3, and the sale of 370,000 Units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in private placements to 2TM Holding LP (the “Sponsor”) that was closed simultaneously with the IPO.

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

Upon the closing of the IPO, $10.20 per unit sold, including proceeds of the sale of the Private Placement Units, were held in a trust account (the “Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.20 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). The Public Shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

The Company will not redeem Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 (so that it does not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement that may be contained in the agreement relating to the Business Combination. If the Company seeks shareholders’ approval of the Business Combination, the Company will proceed with a Business Combination only if the Company receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (the “SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the IPO in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (1) $10.20 per Public Share and (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.20 per Public Share, due to reductions in the value of trust assets, in each case net of the interest that may be withdrawn to pay taxes. This liability will not apply to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and as to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

The Trust Account

Following the closing of the IPO and the sale of over-allotment Units, an aggregate of $61,200,000 of the net proceeds from the IPO and the sale of the Private Placement Units was deposited in a trust account (the “Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

Liquidity and Capital Resources

The registration statement for the Company’s IPO was declared effective on March 27, 2023. On March 30, 2023 the Company consummated the IPO of 6,000,000 (“Public Units”), at $10.00 per Unit, generating gross proceeds of $60,000,000 which is described in Note 3.

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

As of June 30, 2023, the Company had $116,187 in its operating bank account and working capital surplus of $129,024. The Company’s liquidity needs up to March 30, 2023, had been satisfied through $25,000 (see Note 5) paid for deferred offering costs borne by the Founder and the loan under an unsecured promissory note from the Sponsor of up to $444,018 (see Note 5). This promissory note was transferred as payment for Private Placement Units purchased by the related party at the time of IPO. Subsequent to the consummation of the IPO, the Company expects that it will need additional capital to satisfy its liquidity needs beyond the net proceeds from the consummation of the IPO and the proceeds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination.

In addition, in order to finance transaction costs in connection with a business combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan us funds as may be required. As of June 30, 2023, there was no amount outstanding under any loans.

Accordingly, the accompanying unaudited condensed financial statements has been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time. The Company cannot provide any assurance that its plans to consummate an Initial Business Combination will be successful. Based on the foregoing, management believes that the Company will not have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of the Initial Business Combination or one year from this filing. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements as of June 30, 2023, have been prepared in accordance with U.S. GAAP for interim financial information and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or any future period.

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As on June 30, 2023 and December 31, 2022, the Company did not experience losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Offering costs were $3,868,701 consisting principally of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are related to the IPO and are charged to shareholders’ equity upon the completion of the IPO. Out of $3,868,701, $3,781,346 was allocated to public shares which are subject to redemption based on the estimated fair value of the public shares on the IPO date.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. Gains and losses resulting from the change in fair value of these securities is included in income earned on investment held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Net Income/(Loss) Per Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of June 30, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income/(loss) per share is the same as basic income/(loss) per share for the period presented.

The net income (loss) per share presented in the unaudited condensed statements of operations is based on the following:

	Three Months ended June 30, 2023	Three months ended June 30, 2022	Six months ended June 30, 2023	Six months ended June 30, 2022
Net loss	$468,703	$(156)	$371,523	$(183)
Income earned on investment held in Trust Account	(602,526)	-	(602,526)	-
Accretion of carrying value to redemption value	-	-	(6,336,146)	-
Net loss including accretion of equity into redemption value	$(133,823)	$(156)	$(6,567,149)	$(183)

	Three months ended June 30, 2023		Six months ended June 30, 2023		Three months ended June 30, 2022	Six months ended June 30, 2022
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable	Non-Redeemable	Non-Redeemable
	Shares	Shares	Shares	Shares	Shares	Shares
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity	(98,641)	(35,182)	(4,121,920)	(2,445,229)	(156)	(183)
Income earned on investment held in Trust Account	602,526	—	602,526	—	—	—
Accretion of temporary equity to redemption value	—	—	6,336,146	—	—	—
Allocation of net income/(loss)	503,885	(35,182)	2,816,752	(2,445,229)	(156)	(183)

Denominators:
Weighted-average shares outstanding	6,000,000	2,140,000	3,082,873	1,828,840	1,500,000	1,500,000
Basic and diluted net income/(loss) per share	0.08	(0.02)	0.91	(1.34)	(0.00)	(0.00)

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary share (including ordinary share that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary share features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2023, ordinary shares subject to possible redemption are presented at redemption value of $10.30 per share as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero. The Company allocates gross proceeds between the Public Shares and Public Rights based on their relative fair values.

As on June 30, 2023, the ordinary shares reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$60,000,000
Less:
Proceeds allocated to Public Rights	(1,354,800)
Allocation of offering costs related to redeemable shares	(3,781,346)
Plus:
Accretion of carrying value to redemption value	6,336,146
Subsequent measurement of ordinary shares subject to possible redemption (interest earned on trust account)	602,526
Ordinary shares subject to possible redemption	$61,802,526

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the unaudited condensed balance sheets, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

NOTE 4 — PRIVATE PLACEMENTS

The Sponsor has purchased an aggregate of 370,000 Private Placement Units at a price of $10.00 per Private Placement Unit, amounting to $3,700,000, from the Company in a private placement that occurred simultaneously with the closing of the IPO. Each Unit will consist of one ordinary share, and one right (“Private Right”). Ten Public Rights will entitle the holder to two ordinary shares. The proceeds from the sale of the Private Placement Units will be added to the net proceeds from the IPO held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law). The Private Placement Units and Private Rights (including the ordinary shares issuable upon exercise of the Private Rights) will not be transferable, assignable, or salable until 30 days after the completion of an Initial Business Combination, subject to certain exceptions.

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

Promissory Note — Related Party

On August 20, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was subsequently amended and restated on December 15, 2021 and June 27, 2022 to increase borrowings up to an aggregate principal amount of $500,000. During the year ended December 31, 2022, the Company converted $244,018 from due to related party to the Promissory Note. As on December 31, 2022 total outstanding balance under the Promissory Note was $444,018. The Promissory Note is non-interest bearing and payable on the earlier of (i) March 31, 2023, or (ii) the consummation of the IPO. In connection with the IPO, the balance of promissory note amounted to $444,018 was transferred as payment for private placement units purchased by related party. As of June 30, 2023, there is no amount outstanding under this promissory note.

Due from/ to Related Party

As of June 30, 2023, the amount due from related party was $34,318 relating to receivable amount for 370,000 Private Placement Units purchased by related party at a price of $10.00 per Unit, amounting to $3,700,000. Further, there is an amount of $10,000 due to related party which pertains to the administration fee as of June 30, 2023.

Advisory Services Agreement

The Company engaged Ascendant Global Advisors (“Ascendant”) as an advisor in connection with the IPO and business combination, to assist in hiring consultants and other services providers in connection with the IPO and the business combination, assist in the preparation of financial statements and other relevant services to commence trading including filing the necessary documents as part of the transaction. Further, Ascendant will assist in preparing the Company for investor presentations, conferences for due diligence, deal structuring and term negotiations.

During the period from July 6, 2021 (inception) through December 31, 2021, $100,000 has been paid through sponsor as deferred offering costs for these services. The cash fee of $50,000 was paid on the IPO date which is March 30, 2023.

Administration fee

Commencing on March 27, 2023, the listing date of the Company, the Sponsor or its designated affiliate shall be allowed to charge the Company an allocable share of its overhead, up to $10,000 per month until the earlier of the consummation by the Company of an initial business combination or the Company’s liquidation, to compensate it for the Company’s use of its offices, utilities and personnel. For the three and six months ended June 30, 2023, $30,000 and $40,000 were recorded for administration fee respectively.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Units and Units that may be issued upon conversion of Working Capital Loans (and any ordinary shares issuable upon the exercise of the Private Placement Right and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of IPO requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to ordinary shares). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company will grant the underwriters a 45-day option from the date of IPO to purchase up to 900,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. On June 30, 2023, 225,000 ordinary shares stand forfeited as the overallotment option was not exercised.

The underwriters were entitled to a cash underwriting discount of $0.20 per Unit, or $1,200,000 in the aggregate, which was paid upon the closing of the IPO.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, close of the IPO, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 7 — SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue 1,000,000 shares of preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023 and December 31, 2022, there were no shares of preferred shares issued or outstanding.

Ordinary Shares — The Company was authorized to issue 150,000,000 Class A ordinary shares with a par value of $0.0001 per share and 10,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class A and Class B ordinary shares were entitled to one vote for each share.

On August 20, 2021, the Sponsor received 1,437,500 of the Company’s Class B ordinary shares in exchange for $25,000 paid for deferred offering costs borne by the Founder. Out of the 1,437,500 Class B ordinary shares, an aggregate of up to 187,500 Class B ordinary shares were subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding ordinary shares after the IPO (excluding private placement shares).

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

As an effect of the above, the Company is authorized to issue 150,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. Further, the shareholders also approved the amendment and restatement of the memorandum and articles of association which has been filed with the Cayman Registrar.

In January 2022, the Company issued an additional 287,500 ordinary shares to the Sponsor as fully paid bonus shares for no additional consideration. The issuance was considered as a nominal issuance, in substance a recapitalization transaction, which was recorded and presented retroactively.

As of June 30, 2023, there were 2,140,000 ordinary shares issued and outstanding, which does not include 225,000 ordinary shares forfeited as the over-allotment option was not exercised. As of December 31, 2022, 1,725,000 ordinary shares were issued and outstanding, which included 225,000 ordinary shares subject to forfeiture.

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

Rights — Except in cases where the Company is not the surviving company in a business combination, each holder of a right will automatically receive two-tenths (2/10) of one ordinary share upon consummation of the initial business combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman law. In the event the Company is not the surviving company upon completion of the initial business combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the two-tenths (2/10) of one ordinary share underlying each right upon consummation of the business combination. If the Company is unable to complete the initial business combination within the required time period and the Company will redeem the public shares for the funds held in the trust account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless. The rights are indexed to the Company’s ordinary shares and meet each of the specified elements to be classified as equity. The rights were measured at fair value on the IPO date which was used for the allocation of the deferred offering costs (see Note 2).

NOTE 8 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through August 8, 2023. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “our,” “us” or “we” refer to TMT Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes related thereto. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

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

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception to June 30, 2023, have been organizational activities and those necessary to consummate the Initial Public Offering (“IPO”), described below. Following our IPO, we will not generate any operating revenues until the completion of our initial business combination. We will generate non-operating income in the form of interest income after the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we had a net income of $468,703, which consists of $103,823 derived from formation and operating costs, $30,000 derived from administrative fee – related party and $602,526 from interest income from investments held in trust account. For the six months ended June 30, 2023, we had a net income of $371,523 which consists of $191,003 derived from formation and operating costs, $40,000 derived from administrative fee – related party and $602,526 from interest income from investments held in trust account.

For the three months ended June 30, 2022, we had a net loss of $156, which consists of $156 derived from formation and operating costs. For the six months ended June 30, 2022, we had a net loss of $183, which consists of $183 derived from formation and operating costs.

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

Following the closing of our IPO, an aggregate of $61,200,000 ($10.20 per Unit) from the net proceeds and the sale of the Private Placement Units was held in a Trust Account (“Trust Account”). As on June 30, 2023, we had marketable securities held in the Trust Account of $61,802,526 consisting of securities held in a treasury trust fund that invests in United States government treasury bills, bonds or notes with a maturity of 180 days or less. We intend to use substantially the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less amounts released to us for taxes payable) to complete our initial business combination. We may withdraw interest to pay taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest income earned on the amount in the Trust Account (if any) will be sufficient to pay our taxes. Through June 30, 2023, we did not withdraw any income earned on the Trust Account to pay our taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2023, we had a cash balance of $116,187 and a working capital surplus of $129,024. The Company’s liquidity needs up to March 30, 2023, had been satisfied through $25,000 (see Note 5) paid for deferred offering costs borne by the Founder and the loan under an unsecured promissory note from the Sponsor of up to $444,018 (see Note 5). This promissory note was transferred as payment for private placement units purchased by the related party at the time of IPO. Subsequent to the consummation of the IPO, the Company expects that it will need additional capital to satisfy its liquidity needs beyond the net proceeds from the consummation of the IPO and the proceeds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination. Although certain of the Company’s initial shareholders, officers and directors or their affiliates have committed to loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, there is no guarantee that the Company will receive such funds.

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

Accordingly, the accompanying unaudited condensed financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management plans to address this uncertainty during period leading up to the Initial Business Combination. The Company cannot provide any assurance that its plans to raise capital or to consummate an Initial Business Combination will be successful. Based on the foregoing, management believes that the Company lacks the financial resources it needs to sustain operations for a reasonable period of time. Moreover, management’s plans to consummate the initial business combination may not be successful. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company engaged Ascendant Global Advisors as an advisor in connection with the IPO and business combination, to assist in hiring consultants and other services providers in connection with the IPO and the business combination, assist in the preparation of financial statements and other relevant services to commence trading including filing the necessary documents as part of the transaction. Further, Ascendant will assist in preparing the Company for investor presentations, conferences for due diligence, deal structuring and term negotiations. During the six months ended June 30, 2023, $50,000 for approval of the Company’s listing on Nasdaq has been paid through the IPO proceeds as deferred offering costs for these services.

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

Our sponsor has agreed to loan us up to $500,000 under an unsecured promissory note to be used for a portion of the expenses of the IPO. The Company drew $444,018 against the promissory note as of December 31, 2022. These loans are non-interest bearing, unsecured and are due at the earlier of March 31, 2023, or the closing of the IPO. This promissory note was transferred as payment for private placement units purchased by the related party at the time of IPO. As of June 30, 2023, there is no amount outstanding under this promissory note.

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

Due from/ to Related Party

The Sponsor paid certain formation, operating or deferred offering costs on behalf of the Company. These amounts are due on demand and non-interest bearing. As of June 30, 2023, there was $10,000 due to the related party towards administration fee and $34,318 was due from related party relating to receivable amount for 370,000 Private Placement Units purchased by related party at a price of $10.00 per Unit, amounting to $3,700,000.

As of December 31, 2022, there was no amount due from/to related party.

Administration fee

Commencing on the effective date of the registration statement, an affiliate of the Sponsor shall be allowed to charge the Company an allocable share of its overhead, $10,000 per month up to the close of the initial business combination, to compensate it for the Company’s use of its offices, utilities and personnel. During the three and six months ended June 30, 2023, an administration fee of $30,000 and $40,000 was recorded respectively.

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

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption is presented at redemption of $10.20 per share (plus any income earned on investment held in Trust Account) as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

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

Offering costs amounting to $3,868,701 were charged to shareholders’ equity upon the completion of the IPO. Out of $3,868,701, $3,781,346 was allocated to public shares which are subject to redemption based on the estimated fair value of the public shares on the IPO date.

Net Income/(Loss) per Ordinary Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The unaudited condesned statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income (loss) per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As on June 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions, we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we are no longer an “emerging growth company,” whichever is earlier.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We are not currently required to certify and report on our internal controls as defined by Section 404 of the Sarbanes-Oxley Act. Only in the event that we are deemed to be a large accelerated filer and accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement. Further, for as long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirement.

As on June 30, 2023, we have not completed an assessment, nor have our auditors tested our systems, of internal controls. We expect to assess the internal controls of our target business or businesses prior to the completion of our initial business combination and, if necessary, to implement and test additional controls as we may determine are necessary in order to state that we maintain an effective system of internal controls. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of internal controls.

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

Following the closing of our IPO, an aggregate of $61,200,000 from the net proceeds of the IPO and the sale of the Private Placement Units was held in the Trust Account. Transaction costs amounted to $3,868,701 consisting of $1,200,000 of underwriting fees and $2,668,701 of other offering costs. In addition, on June 30, 2023, cash of $116,187 was held outside of the Trust Account and is available for working capital purposes.

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

Date: August 9, 2023

TMT Acquisition Corp

By:	/s/ Dajiang Guo
Name:	Dajiang Guo
Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

By:	/s/ Jichuan Yang
Name:	Jichuan Yang
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

