Form 10-Q
period 2023-09-30
TMT Acquisition Corp.
filed 2023-11-13
CIK 1879851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2023

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

As of November 13, 2023, 8,140,000 ordinary shares, par value $0.0001 per share, were issued and outstanding.

TMT Acquisition Corp

FORM 10-Q FOR QUARTER ENDED SEPTEMBER 30, 2023

2

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

TMT ACQUISITION CORP

Condensed BALANCE SHEETS

	September 30, 2023 (Unaudited)	December 31, 2022
ASSETS
Cash	$62,651	$47,478
Prepaid expenses	87,817	6,979
Receivable from related party	34,318	-
Total Current Assets	184,786	54,457
Prepaid expenses - non-current	13,707	-
Deferred offering costs	-	443,284
Investments held in Trust Account	62,606,946	-
Total Assets	$62,805,439	$497,741

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued liabilities	$150,594	$38,620
Due to related party	10,000	-
Promissory note – related party	-	444,018
Total Current Liabilities	160,594	482,638
Total Liabilities	160,594	482,638

Commitments and contingencies (Note 6)
Redeemable Shares:
Ordinary shares subject to possible redemption, 6,000,000 shares at redemption value of $10.43 per share	62,606,946	-

Shareholders’ Equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Ordinary shares, $0.0001 par value; 150,000,000 shares authorized; 2,140,000 and 1,725,000 shares issued and outstanding on September 30, 2023, and December 31, 2022, respectively	214	173
Additional paid-in capital	-	24,827
Retained Earnings (Accumulated Deficit)	37,685	(9,897)
Total Shareholders’ Equity	37,899	15,103
Total Liabilities and Shareholders’ Equity	$62,805,439	$497,741

The accompanying notes are an integral part of these unaudited condensed financial statements.

TMT ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended September 30, 2023	For the three months ended September 30, 2022	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022
Administrative fee – related party	$30,000	$-	$70,000	$-
Formation and operating costs	89,000	163	280,003	346
Loss from operations	$(119,000)	$(163)	$(350,003)	$(346)

Other income:
Income from investments held in Trust Account	804,420	-	1,406,946	-

Net Income (loss)	$685,420	$(163)	$1,056,943	$(346)

Weighted average shares outstanding of redeemable ordinary shares	6,000,000	-	4,065,934	-
Basic and diluted net income per share, redeemable ordinary shares	$0.12	$-	$0.79	$-
Weighted average shares outstanding of non-redeemable ordinary shares	2,140,000	1,500,000	1,933,700	1,500,000
Basic and diluted net loss per share, non-redeemable ordinary shares	$(0.01)	$(0.00)	$(1.11)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TMT ACQUISITION CORP

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Ordinary Shares		Additional Paid-in	Retained Earnings	Total Shareholders’
	Shares	Amount	Capital	(Accumulated Deficit)	Equity
Balance as of December 31, 2021	1,725,000	$173	$24,827	$(9,371)	$15,629
Net loss	-	-	-	(27)	(27)
Balance as of March 31, 2022	1,725,000	$173	$24,827	$(9,398)	$15,602
Net loss	-	-	-	(156)	(156)
Balance as of June 30, 2022	1,725,000	$173	$24,827	$(9,554)	$15,446
Net loss	-	-	-	(163)	(163)
Balance as of September 30, 2022	1,725,000	$173	$24,827	$(9,717)	$15,283

Balance as of December 31, 2022	1,725,000	$173	$24,827	$(9,897)	$15,103
Proceeds from sale of public units	6,000,000	600	59,999,400	-	60,000,000
Proceeds from sale of private placement units	370,000	37	3,699,963	-	3,700,000
Underwriter’s commission on sale of public units	-	-	(1,200,000)	-	(1,200,000)
Representative shares issued	270,000	27	1,741,473	-	1,741,500
Other offering costs	-	-	(2,668,701)	-	(2,668,701)
Initial measurement of Ordinary shares Subject to Redemption under ASC 480-10-S99 against additional paid-in capital	(6,000,000)	(600)	(58,644,600)	-	(58,645,200)
Allocation of offering costs to ordinary shares subject to redemption	-	-	3,781,346	-	3,781,346
Deduction for increases of carrying value of redeemable shares	-	-	(6,336,146)	-	(6,336,146)
Forfeiture of ordinary shares	(225,000)	(23)	23	-	-
Net loss	-	-	-	(97,180)	(97,180)
Balance as of March 31, 2023	2,140,000	$214	$397,585	$(107,077)	$290,722
Subsequent measurement of ordinary shares subject to possible redemption (interest earned on trust account)	-	-	(240,900)	(361,626)	(602,526)
Net income	-	-	-	468,703	468,703
Balance as of June 30, 2023	2,140,000	$214	$156,685	$-	$156,899
Subsequent measurement of ordinary shares subject to possible redemption (interest earned on trust account)	-	-	(119,000)	(685,420)	(804,420)
Net income	-	-	-	685,420	685,420
Balance as of September 30, 2023	2,140,000	$214	$37,685	$-	$37,899

The accompanying notes are an integral part of these unaudited condensed financial statements.

TMT ACQUISITION CORP

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Cash flows from operating activities:
Net income (loss)	$1,056,943	$(346)
Income from investments held in trust account	(1,406,946)	-
Changes in current assets and liabilities:
Due to related party	10,000	-
Prepaid expenses	(94,545)	-
Accrued liabilities	111,974	(9,371)
Net cash used in operating activities	$(322,574)	$(9,717)

Cash flows from investing activities:
Cash deposited into Trust Account	$(61,200,000)	$-
Net cash used in investing activities	$(61,200,000)	$-

Cash flows from financing activities:
Proceeds from sale of ordinary shares	$60,000,000	$-
Proceeds from private placement	3,221,664	-
Payment of underwriter’s discount	(1,200,000)	-
Payments of offering costs	(483,917)	(136,259)
Net cash provided by (used in) financing activities	$61,537,747	$(136,259)

Net change in cash	$15,173	$(145,976)
Cash at beginning of period	47,478	200,000
Cash at end of period	$62,651	$54,024

Supplemental cash flow information:
Deferred offering costs included in accrued liabilities	$-	$1,750
Reclassification of amount due to related party to promissory note	$-	$244,018
Deferred offering costs charged to APIC	$2,668,701	$-
Note payable to related party converted to subscription of private placement	$444,018	$-
Receivable from the related party for purchase of the private placement	$34,318	$-
Allocation of offering costs to ordinary shares subject to redemption	$3,781,346	$-
Reclassification of ordinary shares subject to redemption	$58,645,200	$-
Remeasurement adjustment on ordinary shares subject to possible redemption	$7,743,092	$-
Issuance of representative shares at fair value	$1,741,500	$-
Forfeiture of ordinary shares	$23	$-

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

As of September 30, 2023, the Company had not commenced any operations. All activity from July 6, 2021 (inception) through September 30, 2023 relates to the Company’s formation and the Initial Public Offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The Company’s ability to commence operations is dependent upon financial resources obtained through an IPO of 6,000,000 units (the “Units” and, with respect to the ordinary share included in the Units being offered, the “Public Shares”) at $10.00 per Unit, which is discussed in Note 3, and the sale of 370,000 Units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in private placements to 2TM Holding LP (the “Sponsor”) that was closed simultaneously with the IPO (see Note 4).

The Company granted the underwriters a 45-day option from the date of IPO to purchase up to 900,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. On March 30, 2023, 225,000 ordinary shares stand forfeited as the overallotment option was not exercised.

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

Liquidity and Capital Resources

The registration statement for the Company’s IPO was declared effective on March 27, 2023. On March 30, 2023, the Company consummated the IPO of 6,000,000 (“Public Units”), at $10.00 per Unit, generating gross proceeds of $60,000,000 which is described in Note 3.

Simultaneously with the closing of the IPO, the Company consummated the private placement of 370,000 units (the “Private Placement Units”) at a price of $10.00 per Placement Unit in a private placement to the Sponsor generating gross proceeds of $3,700,000 which is described in Note 4 and 5.

Transaction costs amounted to $3,868,701 consisting of $1,200,000 of underwriting fees and $2,668,701 of other offering costs.

As of September 30, 2023, the Company had $62,651 in its operating bank account and working capital surplus of $24,192. Subsequent to the consummation of the IPO, the Company expects that it will need additional capital to satisfy its liquidity needs beyond the net proceeds from the consummation of the IPO and the proceeds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination.

In addition, in order to finance transaction costs in connection with a business combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan us funds as may be required. As of September 30, 2023, there was no amount outstanding under any loans.

Pursuant to our amended and restated memorandum and articles of association, we may extend the period of time to consummate a business combination up to three times, each by an additional three months (for a total of up to 21 months to complete a business combination) without submitting such proposed extensions to our shareholders for approval or offering our public shareholders redemption rights in connection therewith. In order to extend the time available for us to consummate our initial business combination, our sponsor or its affiliates or designees, upon ten days advance notice prior to the applicable deadline, must deposit into the trust account $600,000 ($0.10 per share) on or prior to the date of the applicable deadline, for each three month extension (or up to an aggregate of $1,800,000, or $0.30 per share if we extend for the full nine months). Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of our initial business combination. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the trust account released to us. If we do not complete a business combination, we will not repay such loans. There has been no loan agreement entered through September 30, 2023.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements as of September 30, 2023, have been prepared in accordance with U.S. GAAP for interim financial information and Article 8 of Regulation S-X. Certain prior periods amounts have been reclassified to be comparable to the current period presentation. The reclassification has no effect on previously reported net assets or net income (loss). In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or any future period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023, and December 31, 2022.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As on September 30, 2023, and December 31, 2022, the Company did not experience losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Offering costs were $3,868,701 consisting principally of underwriting, legal, accounting, and other expenses incurred through the balance sheet date that are related to the IPO and are charged to shareholders’ equity upon the completion of the IPO. Out of $3,868,701, $3,781,346 was allocated to public shares which are subject to redemption based on the estimated fair value of the public shares on the IPO date.

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

Net Income/(Loss) Per Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of September 30, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income/(loss) per share is the same as basic income/(loss) per share for the period presented.

The net income (loss) per share presented in the unaudited condensed statements of operations is based on the following:

	Three Months ended September 30, 2023	Three months ended September 30, 2022	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Net income/(loss)	$685,420	$(163)	$1,056,943	$(346)
Income earned on investment held in Trust Account	(804,420)	-	(1,406,946)	-
Accretion of carrying value to redemption value	-	-	(6,336,146)	-
Net loss including accretion of equity into redemption value	$(119,000)	$(163)	$(6,686,149)	$(346)

	Three months ended. September 30, 2023		Nine months ended September 30, 2023		Three months ended. September 30, 2022	Nine months ended. September 30, 2022
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable	Non-Redeemable	Non-Redeemable
	Shares	Shares	Shares	Shares	Shares	Shares
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity	(87,715)	(31,285)	(4,531,184)	(2,154,966)	(156)	(183)
Income earned on investment held in Trust Account	804,420	—	1,406,946	—	—	—
Accretion of temporary equity to redemption value	—	—	6,336,146	—	—	—
Allocation of net income/(loss)	716,705	(31,285)	3,211,908	(2,154,966)	(156)	(183)

Denominators:
Weighted-average shares outstanding	6,000,000	2,140,000	4,065,934	1,933,700	1,500,000	1,500,000
Basic and diluted net income/(loss) per share	0.12	(0.01)	0.79	(1.11)	(0.00)	(0.00)

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary share (including ordinary share that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary share features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2023, ordinary shares subject to possible redemption are presented at redemption value of $10.43 per share as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero. The Company allocates gross proceeds between the Public Shares and Public Rights based on their relative fair values.

As on September 30, 2023, the ordinary shares reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$60,000,000
Less:
Proceeds allocated to Public Rights	(1,354,800)
Allocation of offering costs related to redeemable shares	(3,781,346)
Plus:
Accretion of carrying value to redemption value	6,336,146
Subsequent measurement of ordinary shares subject to possible redemption (interest earned on trust account)	1,406,946
Ordinary shares subject to possible redemption	$62,606,946

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

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

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of their founder shares until the earlier of: (A) one year after the completion of the initial Business Combination or (B) subsequent to our Business Combination, the last sale price of the ordinary share (x) equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date following the completion of the initial Business Combination on which the Company completes a liquidation, merger, stock exchange or other similar transaction that results in all of the public shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Promissory Note — Related Party

On August 20, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was subsequently amended and restated on December 15, 2021 and June 27, 2022 to increase borrowings up to an aggregate principal amount of $500,000. During the year ended December 31, 2022, the Company converted $244,018 from due to related party to the Promissory Note. As on December 31, 2022 total outstanding balance under the Promissory Note was $444,018. The Promissory Note is non-interest bearing and payable on the earlier of (i) March 31, 2023, or (ii) the consummation of the IPO. In connection with the IPO, the balance of promissory note amounted to $444,018 was transferred as payment for private placement units purchased by related party. As of September 30, 2023, there is no amount outstanding under this promissory note.

Up to $1,800,000 of the loans made by our sponsor, our officers and directors, or our or their affiliates to us prior to or in connection with our initial business combination may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. The units would be identical to the placement units. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor, our officers and directors or an affiliate of theirs as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account  . As of September 30, 2023, there was no outstanding amount under such loan.

Due from/ to Related Party

As of September 30, 2023, the amount due from the related party was $34,318 relating to receivable amount for 370,000 Private Placement Units purchased by related party at a price of $10.00 per Unit, amounting to $3,700,000. Further, there is an amount of $10,000 due to related party which pertains to the administration fee as of September 30, 2023.

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

During the period from July 6, 2021 (inception) through December 31, 2021, $100,000 has been paid through sponsor as offering costs for these services. The cash fee of $50,000 was paid on the IPO date on March 30, 2023.

Administration fee

Commencing on March 27, 2023, the listing date of the Company, the Sponsor or its designated affiliate shall be allowed to charge the Company an allocable share of its overhead, up to $10,000 per month until the earlier of the consummation by the Company of an initial business combination or the Company’s liquidation, to compensate it for the Company’s use of its offices, utilities and personnel. For the three and nine months ended September 30, 2023, $30,000 and $70,000 were recorded for administration fee respectively.

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

NOTE 7 — SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue 1,000,000 shares of preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2023 and December 31, 2022, there were no shares of preferred shares issued or outstanding.

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

As of September 30, 2023, there were 2,140,000 ordinary shares issued and outstanding, which does not include 225,000 ordinary shares forfeited as the over-allotment option was not exercised and includes 270,000 Representative Shares and 370,000 Private Placement Units (See Note 4). As of December 31, 2022, 1,725,000 ordinary shares were issued and outstanding, which included 225,000 ordinary shares subject to forfeiture.

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

NOTE 8 – FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted	Significant	Significant
		Prices in	Other	Other
	As of	Active	Observable	Unobservable
	September 30,	Markets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$62,606,946	$62,606,946	$-	$-

As of December 31, 2022, the balance of investments held in Trust Account was $0.

The following table presents information about the Company’s representative shares that are measured at fair value on a non-recurring basis as of March 30, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 30,
	2023	Level
Representative shares	$1,741,500	3

The fair value of the Representative Shares was estimated at March 30, 2023 to be $6.45 based on the fair value per common share as of March 30, 2023 multiplied by the probability of the Initial Business Combination. The following inputs were used to calculate the fair value:

Risk-free interest rate	4.67%
Expected term (years)	0.93
Dividend yield	0.00
Volatility	7.46%
Stock price	$9.77

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through November 13, 2023. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception to September 30, 2023, have been organizational activities and those necessary to consummate the Initial Public Offering (“IPO”), described below. Following our IPO, we will not generate any operating revenues until the completion of our initial business combination. We will generate non-operating income in the form of interest income after the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2023, we had a net income of $685,420, which consists of $89,000 derived from formation and operating costs, $30,000 derived from administrative fee – related party and $804,420 from interest income from investments held in trust account. For the nine months ended September 30, 2023, we had a net income of $1,056,943 which consists of $280,003 derived from formation and operating costs, $70,000 derived from administrative fee – related party and $1,406,946 from interest income from investments held in trust account.

For the three months ended September 30, 2022, we had a net loss of $163, which consists of a loss of $163 derived from general and administrative expenses.

For the nine months ended September 30, 2022, we had a net loss of $346, which consists of a loss of $346 derived from general and administrative expenses.

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

Following the closing of our IPO, an aggregate of $61,200,000 ($10.20 per Unit) from the net proceeds and the sale of the Private Placement Units was held in a Trust Account (“Trust Account”). As on September 30, 2023, we had marketable securities held in the Trust Account of $62,606,946 consisting of securities held in a treasury trust fund that invests in United States government treasury bills, bonds or notes with a maturity of 180 days or less. We intend to use substantially the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less amounts released to us for taxes payable) to complete our initial business combination. We may withdraw interest to pay taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest income earned on the amount in the Trust Account (if any) will be sufficient to pay our taxes. Through September 30, 2023, we did not withdraw any income earned on the Trust Account to pay our taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2023, we had a cash balance of $62,651 and a working capital surplus of $24,192. Subsequent to the consummation of the IPO, the Company expects that it will need additional capital to satisfy its liquidity needs beyond the net proceeds from the consummation of the IPO and the proceeds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination. Although certain of the Company’s initial shareholders, officers and directors or their affiliates have committed to loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, there is no guarantee that the Company will receive such funds.

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

Related Party Transactions

Please refer to Note-5 Related Parties section of the notes to the unaudited condensed financial statements.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As on September 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective as of such date.

Management’s Report on Internal Controls Over Financial Reporting

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

As on September 30, 2023, we have not completed an assessment, nor have our auditors tested our systems, of internal controls. We expect to assess the internal controls of our target business or businesses prior to the completion of our initial business combination and, if necessary, to implement and test additional controls as we may determine are necessary in order to state that we maintain an effective system of internal controls. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of internal controls.

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

Following the closing of our IPO, an aggregate of $61,200,000 from the net proceeds of the IPO and the sale of the Private Placement Units was held in the Trust Account. Transaction costs amounted to $3,868,701 consisting of $1,200,000 of underwriting fees and $2,668,701 of other offering costs. In addition, on September 30, 2023, cash of $62,651 was held outside of the Trust Account and is available for working capital purposes.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2023

TMT Acquisition Corp

By:	/s/ Dajiang Guo
Name:	Dajiang Guo
Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

By:	/s/ Jichuan Yang
Name:	Jichuan Yang
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

