Form 10-K
period 2023-12-31
TMT Acquisition Corp.
filed 2024-04-12
CIK 1879851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-41667

TMT Acquisition Corp

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

420 Lexington Avenue, Suite 2446

New York, NY 10170

(Address of principal executive offices and zip code)

(347) 627-0058

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one ordinary share, $0.0001 par value, and one right entitling the holder to receive two-tenths of one ordinary share	TMTCU	The Nasdaq Stock Market LLC
Ordinary shares, par value $0.0001 per share	TMTC	The Nasdaq Stock Market LLC
Rights, each right entitling the holder to receive two-tenths of one ordinary share	TMTCR	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the fi ling reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 30, 2023, the aggregate market value of the Registrant’s ordinary shares held by non-affiliates of the Registrant was $65,643,060, computed by reference to the closing sales price for the ordinary shares on June 30, 2023, as reported on The Nasdaq Stock Market LLC.

As of April 11, 2024, there were 8,140,000 ordinary shares, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TMT Acquisition Corp

CERTAIN TERMS

References to the “Company,” “our Company,” “TMT,” “our,” “us,” or “we” refer to TMT Acquisition Corp, a blank check company incorporated on July 6, 2021, as a Cayman Islands exempted corporation and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report on Form 10-K as our “initial business combination.” References to our “Sponsor” refer to 2TM Holding LP, a Delaware limited partnership. References to the “SEC” are to the U.S. Securities and Exchange Commission. References to our “initial public offering” or “IPO” refer to our initial public offering, which closed on March 30, 2023 (the “Closing Date”). References to “Public Shares” are to shares of our ordinary shares sold as part of the units in our initial public offering. References to “public shareholders” are to the holders of our Public Shares.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K (this “Report” or “Annual Report”) may constitute “forward looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future and the statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward looking statements, but the absence of these words does not mean that a statement is not forward looking. Forward looking statements in this Annual Report on Form 10-K may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account described below or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties;

●	our financial performance; or

●	the other risk and uncertainties discussed in “Item 1A. Risk Factors,” elsewhere in this Annual Report on Form 10-K and in our other filings with the SEC.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under “Part I, Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Certain disclosures and statements contained in this Annual Report on Form 10-K are based on the possibility that the eLong Power Business Combination (as defined below) is not consummated. As previously disclosed in the Company’s Current Reports on Forms 8-K filed on December 4, 2023 and February 29, 2024, on December 1, 2023, we entered into an Agreement and Plan of Merger and Reorganization (the “Original Merger Agreement”), by and among TMT, TMT Merger Sub, Inc., a Cayman Islands exempted company and a wholly-owned subsidiary of the SPAC (“TMT Merger Sub”), and ELong Power Holding Limited, a Cayman Islands exempted company (“eLong Power”). On February 29, 2024, we entered into an Amended and Restated Agreement and Plan of Merger (the “A&R Merger Agreement”), dated February 29, 2024, by and among TMT, eLong Power, and ELong Power Inc., a Cayman Islands exempted company and a wholly-owned subsidiary of eLong Power (“Merger Sub”), which replaced TMT Merger Sub as a party. The A&R Merger Agreement was entered into to modify the structure of the Merger (as defined below) as described below, while the overall economic terms of the eLong Power Business Combination contained in the Original Merger Agreement remain unchanged. The A&R Merger Agreement provides that, among other things and upon the terms and subject to the satisfaction of certain customary conditions, the Merger shall be consummated (together with the other agreements and transactions contemplated by the A&R Merger Agreement (the “eLong Power Business Combination”), and in accordance with the Cayman Companies Act, as amended) in accordance with the terms and conditions as further specified under the section entitled “Initial Business Combination” below.

PART I

Item 1. Business Overview.

We are a Cayman Islands company incorporated on July 6, 2021, as an exempted company with limited liability. We chose to incorporate in the Cayman Islands due to (i) its tax-neutrality, which allows international transactions to be structured efficiently without an additional layer of tax and (ii) simplicity of establishment and flexibility of administration, including easy migration to another jurisdiction, the existence of statutory procedures for merger or consolidation, and no takeover code or bespoke public company filing requirements.

We were formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities, which we refer to as a “target business.”

In the event the eLong Power Business Combination is not consummated, we will continue to identify a prospective target business. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic location but will initially focus in Asia. We may consummate a business combination with an entity located in China (including Hong Kong and Macau). However, we will not consummate our initial business combination with an entity or business with China operations consolidated through a VIE structure. As a result, this may limit the pool of acquisition candidates we may acquire in China, in particular, due to the relevant PRC laws and regulations against foreign ownership of and investment in certain assets and industries, known as restricted industries, which include but are not limited to, for example, value added telecommunications services (except for e-commerce, domestic multiparty communications, store-and-forward services, and call centers). Further, due to the fact that a majority of our executive officers and directors are located in or have significant ties to China, it may make us a less attractive partner to certain potential target businesses, including non-China- or non-Hong Kong-based target companies, and such perception may potentially limit or negatively impact our search for an initial business combination or may therefore make it more likely for us to consummate a business combination with a company based in or having the majority of its operations in the PRC and/or Hong Kong.

We may retain all of our available funds and any future earnings following a business combination to fund the development and growth of our business. As a result, we may not expect to pay any cash dividends in the foreseeable future.

We believe our management team is well positioned to identify attractive risk-adjusted returns in the marketplace and that our professional contacts and transaction sources, ranging from industry executives, private owners, private equity funds, family offices, commercial and investment bankers, lawyers and other financial sector service providers and participants, in addition to the geographical reach of our affiliates, will enable us to pursue a broad range of opportunities. Our management believes that its collective ability to identify and implement value creation initiatives has been an essential driver of past performance and will remain central to its differentiated acquisition strategy.

Initial Public Offering and Private Placement

In August 2021, the Company issued an aggregate of 1,437,500 ordinary shares, as Founder Shares, to the Sponsor for an aggregate purchase price of $25,000, or approximately $0.017 per share. In January 2022, the Sponsor acquired an additional 287,500 Founder Shares for no additional consideration, resulting in the Sponsor holding an aggregate of 1,725,000 ordinary shares, or approximately $0.014 per share. In addition, 225,000 of such Founder Shares were forfeited as the underwriters’ over-allotment option in the Company’s initial public offering was not exercised.

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

Simultaneously with the consummation of the IPO and the sale of the Units, the Company consummated the private placement (the “Private Placement”) of 370,000 Units (the “Placement Units”), each Placement Unit consisting of one Ordinary Share and one right, to the Sponsor at a price of $10.00 per Placement Unit, generating total proceeds of $3,700,000. The issuance of the Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

A total of $61,200,000 of the net proceeds from the IPO and the Private Placement were placed in a U.S.-based trust account established for the benefit of the Company’s public shareholders and maintained by Continental Stock Transfer & Trust Company, acting as trustee.

Our management has broad discretion with respect to the specific application of the proceeds of the IPO and the Private Placement that are held out of the Trust Account, although substantially all the net proceeds are intended to be applied generally towards consummating a business combination and working capital.

Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. We presently have no revenue and have had losses since inception from incurring formation and operating costs. We have relied upon the sale of our securities and loans from the Sponsor and other parties to fund our operations.

On April 27, 2023, the Company announced that holders of the Company’s units may elect to separately trade the ordinary shares and rights included in its units, commencing on or about May 1, 2023. The ordinary shares and rights are expected to trade on the Nasdaq Global Market (“Nasdaq”) under the symbols “TMTC” and “TMTCR,” respectively. Units not separated will continue to trade on Nasdaq under the symbol “TMTCU.” Holders of units will need to have their brokers contact the Company’s transfer agent, Continental Stock Transfer & Trust Co., in order to separate the holders’ Units into ordinary shares and rights.

On December 1, 2023, we entered into the Original Merger Agreement, by and among TMT, TMT Merger Sub, and eLong Power. On February 29, 2024, we entered into the A&R Merger Agreement, by and among TMT, eLong Power, and Merger Sub, which replaced TMT Merger Sub as a party. The A&R Merger Agreement was entered into to modify the structure of the Merger as described below, while the overall economic terms of the eLong Power Business Combination contained in the Original Merger Agreement remain unchanged.

The A&R Merger Agreement provides that, among other things and upon the terms and subject to the satisfaction of certain customary conditions, the eLong Power Business Combination shall be consummated in accordance with the terms and conditions as further specified under the section entitled “Initial Business Combination” below.

COMPETITIVE ADVANTAGES

Leadership of an Experienced Management Team and Board of Directors

Our management team is led by our Chief Executive Officer and Chairman of our Board of Directors, Dr. Dajiang Guo, our Chief Financial Officer, Dr. Jichuan Yang, and our Independent Directors, Messrs. James Burns, Christopher Constable, and Kenan Gong. A majority of our management team are United States citizens.

Dr. Dajiang Guo, Ph.D., our Chief Executive Officer and Chairman, serves as a Managing Director at Revere Securities LLC. Dr. Guo served as a Partner at Tiger Securities, leading the development of the institutional securities business of investment banking, sales and trading from 2019 to 2021. From 2017 to 2019, Dr. Guo served as a Partner at China Bridge Capital, an independent China focused investment bank with expertise in M&A, fund management, real estate and distressed opportunities. From 2016 to 2017, he served as the Chief Strategy Officer at China Renaissance, where he was responsible for strategic planning, international expansion, and strategic investments. Dr. Guo served as the CEO of CITIC Securities International USA, COO at CITICS Investment Banking Division, and Head of CITICS Strategy and Planning, from 2011 to 2016. He has also held several executive positions at CICC HK/US from 2009 to 2011. Before venturing into cross border financial services, Dr. Guo worked more than ten years for Citigroup Global Markets from 2004 to 2009, RBS Greenwich Capital Markets from 2001 to 2004, and the Centre Re of Zurich Financial Services from 1996 to 2001, where he specialized in securitization and derivatives. Dr. Guo also taught at the College of Insurance and the University of Guelph as an assistant professor and has published numerous academic articles in peer-reviewed financial journals. Dr. Guo received his Ph.D. in Financial Economics from the University of Toronto. He is a CFA Charter holder. Dr. Guo is a United States citizen and resident.

Dr. Jichuan Yang, Ph.D., our Chief Financial Officer, serves as the Chairman Special Advisor at Sanya International Asset Exchange since 2021, as an Advisory Board Member at Qinghua PBCSF China Finance Policy Study since 2020, as an independent director at Shanghai GuoSheng Industrial Transformation Investment Fund since 2019, and as a board member at Cyan Bank Investments since 2017. From 2015 to 2020, Dr. Yang served as the CEO of HFAX, a division of Sunshine Insurance Group and, from 2013 to 2015, the Deputy General Manager and Chief Product Officer of LUFAX Holding Ltd (NYSE: LU) in the fintech and inclusive finance industry. From 2010 to 2013, Dr. Yang was the Head of Strategic Planning at Citic Securities. From 2005 to 2008, Dr. Yang was Co-Founder and Co-Managing Member of the Hong Kong office of Wachovia Securities. Dr. Yang received his Ph.D. in Applied Mathematics from Brown University and his B.S. in Applied Mathematics from Tsinghua University. Dr. Yang is a United States citizen and currently resides in China for business purposes.

Mr. James Burns, our director, has had a distinguished career in the energy sector, and brings a wealth of management, business development and financial knowledge to the Company. Since May 2023, he serves as a consultant of the Government of Brunei. He has served as the Chairman of Hearthstone Capital since 2021. From 2021 to 2023, Mr. Burns served as the independent director of Bon Natural Life, Ltd. (Nasdaq: BON). From 2017 through 2018, Mr. Burns was President of Petrolia Energy Corporation (OTCQB: BBLS), an international oil and gas company, where he structured the organization for growth and compliance to acquire and integrate new acquisitions. Since 2018, Mr. Burns has served as the director of Petrolia Energy Corporation (OTCQB: BBLS). From 2014 to 2016, he served as President of Transfuels (dba BLU LNG), ENN’s N.A. investment arm, where he oversaw the improvement of the company’s net income. In 2014, Mr. Burns served as President of Fortress Energy Partners, a division of Fortress Investment Group (NYSE: FIG), where he was responsible for creating and overseeing FIG’s first entrance into the energy sector, an LNG plant in Clearwater, Florida, and laying the groundwork for both domestic and international projects. From 2009 to 2014, he was General Manager of Clean Energy & Innovation/LNG for Transport for Shell Americas, the Americas division of Royal Dutch Shell (NYSE: RDS) At Shell, he created and oversaw the company’s small-scale LNG business. From 2006 to 2009, Mr. Burns served as Business Development Manager for Shell Gas & Power, a global division of Royal Dutch Shell focused on natural gas and liquified natural gas. In that position, he led Shell’s Coal/Biomass to Liquids efforts in the Americas. From 2002 to 2006, he served as Global LNG Finance Advisor for Shell Gas & Power, where he provided financial and commercial advice on global LNG commercial agreements, including shipping deals. From 1999 to 2002, Mr. Burns served as Business Development Manager and Portfolio Manager at Shell Pipeline, where he led numerous acquisition and divestment projects including joint venture buyouts, company acquisitions, and asset sales and purchases. From 1998 to 1999, he served as Business Development Advisor and Finance Manager at Equilon (a Texaco & Shell Joint Venture combining the two entities U.S. downstream assets). In that position, he performed business development duties such as contract negotiations and project management, and coordinated and supervised all accounting, finance and administrative personnel in the region. From 1996 to 1998, Mr. Burns served as Revenue Manager for Texaco Exploration and Production, N.A., a division of Texaco. From 1990 to 1996, he served as a Crude Oil Trading Accountant at ARCO Long Beach, Inc., a division of Atlantic Richfield.

Mr. Burns is currently Chairman of the board of Petrolia Energy Corporation (OTCQB: BBLS). He has previously served as an independent member of the board of directors of Playmaker IQ, a technology company focused on e-learning and workforce productivity, a member of the Energy Council of the Houston Angel Investors and a director of Transfuels, the North American investment arm of ENN Energy Holdings Limited (SEHK:2688). Mr. Burns holds an Executive MBA from the University of Houston and a B.S. in Business Administration from California State University. Mr. Burns is a United States citizen and resident. Mr. Burns was nominated to serve as a director due to his management, business development, and financial management expertise.

Mr. Christopher Constable, our director, is an experienced financial executive, with extensive experience in accounting and financial management. Since 2023, Mr. Constable has served as the Chief Financial Officer of Whole Fish TopCo, LLC. From 2020 to 2023, Mr. Constable served as the Chief Executive Officer and a board member of Brownie’s Marine Group, Inc. (OTC: BWMG), a manufacturer of surface supplied air diving equipment. At Brownie’s, he was responsible for all areas of the company, including operations, sales, and finance. From 2021 to 2023, he served as the directors and chairman of the audit committee of Bon Natural Life, Ltd. (Nasdaq: BON), a manufacturer of natural additives for foods and fragrances. From 2003 to 2020, Mr. Constable served as the CFO of Blue Star Foods Corp. (OTC: BSFC), an international seafood company that imports, packages and sells refrigerated pasteurized crab meat and other premium seafood products. From 1999 to 2003, Mr. Constable was a Consultant to Gateway Capital Corporation, where he provided new business and workout services to large lending institutions in the U.S. At Gateway Capital, he analyzed the financial and reporting capabilities of prospective lending customers for lines of credit, consulted with small to medium sized businesses to prepare them for sourcing working capital from major banks, and restructured and implemented the accounting and finance functions for businesses with revenues from $15 million to $200 million in industries from manufacturing to telecommunications. Mr. Constable holds a B.S. in Finance with a Minor in Accounting from the Merrick School of Business at the University of Baltimore. Mr. Constable was nominated to serve as a director due to his operations, accounting, and financial management expertise. Mr. Constable is a United States citizen and resident.

Dr. Kenan Gong, Ph.D., our director, is a seasoned professional with over 10 years of working experience in R&D, management and investment in the material science industry. In addition, Dr. Gong has a significant academic background in the material sciences. Since March 2019, Dr. Gong has served as the Vice President and Managing Director of Strategic Investment at Levima Advanced Materials Co., Ltd (SZSE:003022), a member company of Legend Holdings (SEHK:3396) and a public company listed on the Shenzhen Stock Exchange in China. Dr. Gong is also a member of the Board of Directors of Jiangxi Keyuan Bio-Material Co., Ltd and Suzhou Thinkre New Material Co., Ltd. From 2009 to 2011, Dr. Gong served as manager in charge of research and development and Director of the R&D Center at China XD Plastics Company Co., Ltd., a public company engaged in the research, development, manufacture and sale of modified plastics for automotive applications. In addition, he acted as a general manager of the national level enterprise technology center owned by China XD Plastics Company Co., Ltd. and Secretary from 2012 to 2013. Before joining China XD Plastics Company Co., Ltd., Dr. Gong was the manager of the postdoctoral laboratory at University College London from July 2007 to July 2009. He was a teaching assistant from May 2005 to December 2005 and a postdoctoral researcher from April 2006 to June 2007 at Queen Mary University of London. Dr. Gong received his Ph.D. and Master’s degree in Material Science from Queen Mary University of London. He holds a B.S. degree in Material Science from Harbin Institute of Technology. Dr. Gong was nominated to serve as a director due to his management and R&D expertise. Dr. Gong is a PRC citizen and resident.

Established Deal Sourcing Network

We believe our management team’s strong track record will provide us with access to high quality companies. In addition, we believe we, through our management team, have contacts and sources from which to generate acquisition opportunities and possibly seek complementary follow-on business arrangements. These contacts and sources include those in government, private and public companies, private equity and venture capital funds, investment bankers, attorneys and accountants.

Status as a Publicly Listed Acquisition Company

We believe our structure will make us an attractive business combination partner to prospective target businesses. As a publicly listed company, we will offer a target business an alternative to the traditional initial public offering process. We believe that some target businesses will favor this alternative, which we believe is less expensive, while offering greater certainty of execution, than the traditional initial public offering process. During an initial public offering, there are typically underwriting fees and marketing expenses, which would be costlier than a business combination with us. Furthermore, once a proposed business combination is approved by our shareholders (if applicable) and the transaction is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriter’s ability to complete the offering, as well as general market conditions that could prevent the offering from occurring. Once public, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with shareholders’ interests than it would as a private company. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented management staffs.

With respect to the foregoing examples and descriptions, past performance by our management team is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) in the event the eLong Power Business Combination is not consummated, that we will be able to identify another suitable candidate for our initial business combination. Potential investors should not rely upon the historical record of our management as indicative of future performance.

Some of our executive officers and directors are located in or have significant ties to China. As a result, it may be difficult for investors to effect service of process within the United States on our company, executive officers and directors, or enforce judgments obtained in the United States courts against our company, executive officers and directors.

BUSINESS STRATEGIES

We will seek to capitalize on the strength of our management team. Our team consists of experienced financial services, accounting and legal professionals and senior operating executives of companies operating in multiple jurisdictions. Collectively, our officers and directors have decades of experience in mergers and acquisitions and operating companies. We believe we will benefit from their accomplishments, and specifically, their current activities, in identifying attractive acquisition opportunities. However, there is no assurance that we will complete a business combination. Our officers and directors have no prior experience consummating a business combination for a “blank check” company. We believe that we will add value to these businesses primarily by providing them with access to the U.S. capital markets.

In the event the eLong Power Business Combination is not consummated, we will continue to seek a target business. There is no restriction in the geographic location of targets we can pursue, although we intend to continue to prioritize Asia. We may consummate a business combination with an entity located in China (including Hong Kong and Macau). However, we will not consummate our initial business combination with an entity or business with China operations consolidated through a VIE structure. In particular, in the event the eLong Power Business Combination is not consummated, we intend to continue to focus our search for an initial business combination on private companies in Asia that have compelling economics and clear paths to positive operating cash flow, significant assets, and successful management teams that are seeking access to the U.S. public capital markets.

As an emerging market, Asia has experienced remarkable growth. The Asian economy experienced sustained expansion in recent years. We believe that Asia is entering a new era of economic growth, which we expect will result in attractive initial business combination opportunities for us. We believe the growth will primarily be driven by private sector expansion, technological innovation, increasing consumption by the middle class, structural economic and policy reforms and demographic changes.

ACQUISITION CRITERIA

Our management team intends to focus on creating shareholder value by leveraging its experience in the management, operation and financing of businesses to improve the efficiency of operations while implementing strategies to scale revenue organically and/or through acquisitions. We have identified the following general criteria and guidelines, which we believe are important in evaluating prospective target businesses. While we intend to use these criteria and guidelines in evaluating prospective businesses, we may deviate from these criteria and guidelines should we see justification to do so.

●

Strong management team that can create significant value for target business. We will seek to identify companies with strong and experienced management teams that will complement the operating and investment abilities of our management team. We believe we can provide a platform for the existing management team to leverage the experience of our management team. We also believe that the operating expertise of our management team is well suited to complement the target’s management team.

●	Revenue and Earnings Growth Potential. We will seek to acquire one or more businesses that have the potential for significant revenue and earnings growth through a combination of both existing and new product development, increased production capacity, expense reduction and synergistic follow-on acquisitions resulting in increased operating leverage.

●	Potential for Strong Free Cash Flow Generation. We will seek to acquire one or more businesses that have the potential to generate strong, stable and increasing free cash flow, particularly businesses with predictable revenue streams and definable low working capital and capital expenditure requirements. We may also seek to prudently leverage this cash flow in order to enhance shareholder value.

●	Benefit from Being a Public Company. We intend to only acquire a business or businesses that will benefit from being publicly traded and which can effectively utilize access to broader sources of capital and a public profile that are associated with being a publicly traded company.

This criteria does not intend to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our Sponsor and management team may deem relevant. In the event that we decide to enter into an initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which, as discussed in this Annual Report, would be in the form of proxy solicitation or tender offer materials, as applicable, that we would file with the U.S. Securities and Exchange Commission, or the SEC.

Permission Required from the Chinese Authorities for a Business Combination

The Regulations on Mergers and Acquisitions of Domestic Companies by Foreign Investors (the “M&A Rules”), adopted by six PRC regulatory agencies in 2006 and amended in 2009, require an offshore special purpose vehicle formed for the purpose of an overseas listing of securities in a PRC company to obtain the approval of the China Securities Regulatory Commission (the “CSRC”) prior to the listing and trading of such special purpose vehicle’s securities on an overseas stock exchange. However, substantial uncertainty remains regarding the scope and applicability of the M&A Rules to offshore special purpose vehicles.

Recently, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the Opinions on Strictly Cracking Down on Illegal Securities Activities According to Law (the “Opinions”), which call for strengthened regulation over illegal securities activities and supervision on overseas listings by China-based companies and propose to take effective measures, such as promoting the development of relevant regulatory systems to deal with the risks and incidents faced by China-based overseas-listed companies.

On February 17, 2023, the CSRC promulgated the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Administrative Measures”), which became effective on March 31, 2023. The Trial Administrative Measures further stipulate the rules and requirements for overseas offering and listing conducted by PRC domestic companies. If we consummate our initial business combination with a target business based in and primarily operating in China, the target company and/or combined company may be required to go through the filing procedure to satisfy the filing requirements. We cannot assure you that we will be able to complete such process on time, which could adversely affect our potential business combination with a PRC operating business and the business, financial condition and results of operations of the combined company.

We currently do not hold any equity interest in any PRC company or operate any business in China. Therefore, we do not believe we are required to obtain any permission from any PRC governmental authorities to operate our business as currently conducted or to conduct our IPO and offer securities to foreign investors. As of the date of this Annual Report, we and our directors and officers have not applied for or received any permission or approvals for our search for an initial business combination target company. We have been closely monitoring regulatory developments in China regarding any necessary approvals from the CSRC or other PRC governmental authorities required for overseas listings, including a potential business combination with a target business based in and primarily operating in China. As of the date of this Annual Report, we have not received any inquiry, notice, warning, sanctions or regulatory objection from the CSRC or any other governmental authorities. However, there remains significant uncertainty as to the enactment, interpretation and implementation of regulatory requirements related to overseas securities offerings and other capital markets activities. If it is determined in the future that the approval of the CSRC, The Cyberspace Administration of China (the “CAC”) or any other regulatory authority is required, we or our post-business combination company may face sanctions by the CSRC, the CAC or other PRC regulatory agencies. These regulatory agencies may impose fines and penalties on our operations in China, limit our ability to pay dividends outside of China, limit our operations in China, delay or restrict the repatriation of the proceeds from our IPO into China or take other actions that could have a material adverse effect on our business, financial condition, results of operations and prospects, as well as the trading price of our securities.

In addition, although our offices are located in United States, a majority of our directors and officers are based in or have significant ties to China. As a result, we and/or our directors and officers who are based in or have significant ties to China may be subject to certain risks relating to regulatory oversight by the PRC government. In particular, changes in the policies, regulations, rules, and the enforcement of laws of the PRC government may be adopted quickly with little advance notice. The Chinese government may also intervene or influence our search for a target business or the completion of an initial business combination at any time through our directors and officers who are based in or have significant ties to China. This could significantly and negatively impact our search for a target business and/or the value of the securities we are offering for sale.

Funds Flow to and from our Potential PRC Subsidiaries (Post Business Combination)

If we decide to consummate our initial business combination with a target business based in and primarily operating in China, such as eLong Power, or, in the event the eLong Power Business Combination is not consummated, another target business primarily operating in China, the combined company whose securities will be listed on a U.S. stock exchange may make capital contributions or extend loans to its PRC subsidiaries through intermediate holding companies subject to compliance with relevant PRC foreign exchange control regulations. The combined company may rely on dividends and other distributions from the PRC subsidiaries of the combined company to provide it with cash flow and to meet its other obligations. After the business combination, the combined company’s ability to pay dividends, if any, to the shareholders and to service any debt it may incur will depend upon dividends or other distributions paid by its PRC subsidiaries which are entitled to substantially all of the economic benefits. Under PRC laws and regulations, PRC companies are subject to certain restrictions with respect to paying dividends or otherwise transferring any of their net assets to offshore entities. In particular, under the current PRC laws and regulations in effect at the time of this Annual Report, dividends may be paid only out of distributable profits. Distributable profits are the net profit as determined under Chinese accounting standards and regulations, less any recovery of accumulated losses and appropriations to statutory and other reserves required to be made. A PRC company is required to set aside at least 10% of its after-tax profits each year to fund certain statutory reserve funds (up to an aggregate amount equal to half of its registered capital). Entities in China may also be required to further set aside a portion of their after-tax profits to fund the employee welfare fund, although the amount to be set aside, if any, is determined at the discretion of its board of directors. Although the statutory reserves can be used, among other ways, to increase the registered capital and eliminate future losses in excess of retained earnings of the respective companies, the reserve funds are not distributable as cash dividends except in the event of liquidation. As a result, the combined company’s PRC subsidiaries may not have sufficient distributable profits to pay dividends to the combined company.

Furthermore, if certain procedural requirements are satisfied, the payment in foreign currencies on current account items, including profit distributions and trade and service related foreign exchange transactions, can be made without prior approval from State Administration of Foreign Exchange (the “SAFE”) or its local branches. However, where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses, such as the repayment of loans denominated in foreign currencies, approval from or registration with competent government authorities or its authorized banks is required. The PRC government may take measures at its discretion from time to time to restrict access to foreign currencies for current account or capital account transactions. If the foreign exchange control regulations prevent the PRC subsidiaries of the combined company from obtaining sufficient foreign currencies to satisfy their foreign currency demands, the PRC subsidiaries of the combined company may not be able to pay dividends or repay loans in foreign currencies to their offshore intermediary holding companies and ultimately to the combined company. In addition, exchange controls that exist in the PRC may restrict or prevent us from acquiring a target company in the PRC and limit our ability to utilize our cash flow effectively following a business combination, which may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.20 per share, or less in certain circumstances, on the liquidation of our trust account and our rights will expire worthless. Thus, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your share in the open market. We cannot assure you that new regulations or policies will not be promulgated in the future, which may further restrict the remittance of RMB into or out of the PRC. We cannot assure you, in light of the restrictions in place, or any amendment to be made from time to time, that the PRC subsidiaries of the combined company will be able to satisfy their respective payment obligations that are denominated in foreign currencies, including the remittance of dividends outside of the PRC.

As an offshore holding company, if we acquire a target company that operates its business in China, we may use the proceeds of our offshore fund-raising activities to provide loans or make capital contributions to the PRC subsidiaries of the combined company, in each case subject to applicable regulatory requirements. The PRC subsidiaries may pay dividends to us out of their retained earnings. As of the date of this Annual Report, we have not made any dividends or distributions to our shareholders. We do not intend to distribute earnings or settle amounts owed until after the closing of the business combination.

The following illustrative table shows the post-business combination funds flow of the Company to the extent that the Company will acquire a company based in the PRC through direct equity investment:

Note:

(1)	We may transfer funds to the target (PRC-based operations company) through an increase in the registered capital of or a shareholder loan to the target (PRC-based operations company). The target (PRC-based operations company) may in turn make distributions or pay dividends to us.

Initial Business Combination

As previously disclosed in the Company’s Current Reports on Forms 8-K filed on December 4, 2023 and February 29, 2024, on December 1, 2023, we entered into the Original Merger Agreement, by and among TMT, TMT Merger Sub, and eLong Power. On February 29, 2024, we entered into the A&R Merger Agreement, by and among TMT, eLong Power, and Merger Sub, which replaced TMT Merger Sub as a party. The A&R Merger Agreement was entered into to modify the structure of the Merger as described below, while the overall economic terms of the eLong Power Business Combination contained in the Original Merger Agreement remain unchanged.

The A&R Merger Agreement provides that, among other things and upon the terms and subject to the satisfaction of certain customary conditions, the following transactions will occur as contemplated by the A&R Merger Agreement and in accordance with the Cayman Companies Act, as amended:

(i)	Merger Sub will merge with and into the TMT, the separate corporate existence of Merger Sub will cease, and TMT will be the surviving corporation and a wholly-owned subsidiary of eLong Power (the “Merger”);

(ii)	Immediately prior to the effective time of the Merger (the “Effective Time”), eLong Power will effect a reverse share split of eLong Power’s Class A ordinary shares, par value $0.00001 per share (the “eLong Power Class A Ordinary Shares”), and eLong Power’s Class B ordinary shares, par value $0.00001 per share (the “eLong Power Class B Ordinary Shares”, together with the eLong Power Class A Ordinary Shares, the “eLong Power Ordinary Shares”), such that, immediately thereafter, eLong Power will have forty-five million (45,000,000) eLong Power Ordinary Shares, issued and outstanding, comprising thirty-nine million four hundred seventeen thousand seventy-eight (39,417,078) eLong Power Class A Ordinary Shares and five million five hundred eighty-two thousand nine hundred twenty-two (5,582,922) eLong Power Class B Ordinary Shares issued and outstanding, less the number of shares reserved for issuance upon exercise of the eLong Power Warrants (as defined below). The ratio of the reverse share split is based on a valuation of eLong Power of four hundred fifty million U.S. Dollars ($450,000,000). Immediately prior to the Effective Time, each of TMT’s units will automatically separate and each of the TMT rights will automatically convert into two-tenths (2/10) of one (1) TMT ordinary share (a “TMT Ordinary Share”).

(iii)	Upon consummation of the Merger (“Closing”), among other things, eLong Power will acquire each outstanding TMT Ordinary Share (other than shares owned by TMT and dissenting shares) in exchange for eLong Power Class A Ordinary Shares on a one-for-one basis (the “Merger Consideration”). Accordingly, our shareholders will become shareholders of eLong Power upon consummation of the Merger.

(iv)	The eLong Power Class B Ordinary Shares are held by one shareholder of eLong Power (the “Majority Shareholder”). The Majority Shareholder has the right to receive additional contingent consideration of up to nine million (9,000,000) eLong Power Class A Ordinary Shares (the “Earnout”). At the Effective Time, the shares underlying the Earnout (the “Earnout Shares”), shall be issued and held in escrow and will be released to the Majority Shareholder if and to the extent certain revenue-based milestones are achieved by the combined company and its subsidiaries during calendar years 2024 and 2025. In addition, the Majority Shareholder will be entitled to receive the Earnout Shares in the event there occurs any transaction resulting in a change of control during the period of time that the Earnout Shares are held in escrow.

(v)	Three hundred thousand (300,000) of the Majority Shareholder’s eLong Power Class B Ordinary Shares will be held in escrow for two (2) years after the closing of the Business Combination (the “Closing Date”) as security for certain indemnification obligations of eLong Power.

(vi)	eLong Power currently has outstanding warrants (the “eLong Power Warrants”), some of which may not be able to be exercised prior to the Closing Date as certain commercial and regulatory approvals needed in the People’s Republic of China for such holders of eLong Power Warrants may not have been received. For that reason, if there are eLong Power Warrants outstanding one (1) business day prior to the Closing, eLong Power will reserve the number of eLong Power Class A Ordinary Shares that will be issuable pursuant to the eLong Power Warrants once exercised.

We intend to consummation the eLong Power Business Combination as soon as reasonably practicable.

Nasdaq rules require that our initial business combination must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the balance in the trust account (less any taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. If our Board of Directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination.

On February 27, 2024, we issued a promissory note in the principal amount of up to $200,000 to elong Power (the “Extension Note”), evidencing our indebtedness with respect to the Contributions. The amount of each Contribution will not bear interest to the Sponsor as a loan and will be repayable by the Company to the Sponsor or its designees upon consummation of the business combination.

If we are unable to consummate an initial business combination within such time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest earned on the funds held in the trust account (net of interest that may be used by us to pay our taxes payable and for dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law and as further described herein, and then seek to dissolve and liquidate.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If our initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

Competition

In the event the eLong Power Business Combination is not consummated, we will continue to seek a target business. In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups, venture capital, funds leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have significant experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, the requirement that, so long as our securities are listed on Nasdaq, we acquire a target business or businesses having a fair market value equal to at least 80% of the value of the trust account (less any deferred underwriting commissions and taxes payable on interest earned and less any interest earned thereon that is released to us for taxes) at the time of the agreement to enter into the business combination, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights, and our outstanding rights and the potential future dilution they represent, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Our Investment Process

In evaluating a prospective target business, we expect to conduct a thorough due diligence review, which will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial and other information that will be made available to us. We will also utilize our operational and capital planning experience. Due to the relationships among our Sponsor, management team and their respective affiliates, we believe that we will have the capacity to appropriately source opportunities, and to conduct critical business, financial and other analyses of prospective target businesses ourselves, and accordingly, relative to other blank check companies, we believe we have less reliance on unaffiliated third parties to provide such key elements of the investment process.

Each of our directors and officers presently has, and in the future any of our directors and officers may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, subject to his or her fiduciary duties under Cayman Islands law, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. Our amended and restated memorandum and articles of association will provide that, subject to his or her fiduciary duties under Cayman Islands law, we renounce our interest in any corporate opportunity offered to any officer or director unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. We do not believe, however, that any fiduciary duties or contractual obligations of our directors or officers would materially undermine our ability to complete our business combination. See “Directors, Executive Officers and Corporate Governance — Conflicts of Interest”.

Sourcing of Potential Business Combination Targets

We believe that the operational and transactional experience of our management team and their respective affiliates, and the relationships they have developed as a result of such experience, will provide us with a substantial number of potential business combination targets. These individuals and entities have developed a broad network of contacts and corporate relationships around the world. This network has grown through sourcing, acquiring and financing businesses, relationships with sellers, financing sources and target management teams and experience in executing transactions under varying economic and financial market conditions. We believe that these networks of contacts and relationships will provide us important sources of investment opportunities. In addition, we anticipate that target business candidates may be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest noncore assets or divisions.

Our acquisition criteria, due diligence processes and value creation methods are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which, as discussed in this prospectus, would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsor, officers or directors, or making the acquisition through a joint venture or other form of shared ownership with our Sponsor, officers or directors. In the event we seek to complete an initial business combination with a target that is affiliated with our Sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm, that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Unless we complete our initial business combination with an affiliated entity, or our Board of Directors cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm, another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or from an independent accounting firm that the price we are paying for a target is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our Board of Directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

As more fully discussed in “Directors, Executive Officers and Corporate Governance — Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us, subject to his or her fiduciary duties under Cayman Islands law. All of our officers currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Other Acquisition Considerations

Members of our management team may directly or indirectly own our ordinary shares and/or private placement units following our IPO, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Our Sponsor, officers and directors have agreed not to become an officer or director of any other special purpose acquisition company with a class of securities registered under the Exchange Act, until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination within 12 months after the closing of our IPO (or up to 21 months from the closing of our IPO if we extend the period of time to consummate a business combination by the full amount of time).

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for our shares or for a combination of our shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost-effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with shareholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may have a negative view of us since we are a blank check company, without an operating history, and there is uncertainty relating to our ability to obtain shareholder approval of our proposed initial business combination and retain sufficient funds in our trust account in connection therewith.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the prior December 31, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the end of the second fiscal quarter of such fiscal year, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the end of the second fiscal quarter of such fiscal year.

Financial Position

With funds available for a business combination initially in the amount of approximately $63,460,478, before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following our IPO. We intend to effectuate our initial business combination using cash from the proceeds of our IPO and the private placement of the private placement units, our shares, debt or a combination of these as the consideration to be paid in our initial business combination. In the event the eLong Power Busienss Combination is not consummated, we may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, start-up companies or companies with speculative business plans or excess leverage, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our ordinary shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account.

In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law, we would seek shareholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Selection of a target business and structuring of our initial business combination

Nasdaq rules require that our initial business combination must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of the target or targets will be determined by our Board of Directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. Our shareholders will be relying on the business judgment of our Board of Directors, which will have significant discretion in choosing the standard used to establish the fair market value of the target or targets, and different methods of valuation may vary greatly in outcome from one another. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm, with respect to the satisfaction of such criteria. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be valued for purposes of the 80% of net assets test. There is no basis for investors in our IPO to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of business diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited ability to evaluate the target’s management team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that such additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders may not have the ability to approve our initial business combination

In connection with the eLong Power Business Combination, we intend to seek shareholder approval to approve the Merger. However, in the event the eLong Power Business Combination is not consummated and we locate another suitable target business, we may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our second amended and restated memorandum and articles of association to approve an alternative business combination. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other legal reasons.

Under the Nasdaq’s listing rules, shareholder approval would be required for our initial business combination if, for example:

●	we issue ordinary shares that will be equal to or in excess of 20% of the number of ordinary shares then outstanding (other than in a public offering);

●	any of our directors, officers or substantial shareholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in issued and outstanding ordinary shares or voting power of 5% or more; or

●	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

Permitted purchases of our securities

In the event we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares such persons may purchase. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. In the event our Sponsor, directors, officers, advisors or their affiliates determine to make any such purchases at the time of a shareholder vote relating to our initial business combination, such purchases could have the effect of influencing the vote necessary to approve such transaction. None of the funds in the trust account will be used to purchase shares in such transactions. They will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. Subsequent to the consummation of our IPO, we will adopt an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with our legal counsel prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

In the event that our Sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of such purchases would be to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our ordinary shares may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. However, in the event our Sponsor, directors, officers, advisors or their affiliates were to purchase shares from public shareholders, such purchases would by structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	the Company’s registration statement/proxy statement filed for its business combination transaction would disclose the possibility that the Company’s Sponsor, directors, officers, advisors or their affiliates may purchase shares from public shareholders outside the redemption process, along with the purpose of such purchases;

●	if the Company’s Sponsor, directors, officers, advisors or their affiliates were to purchase shares from public shareholders, they would do so at a price no higher than the price offered through the Company’s redemption process;

●	the Company’s registration statement/proxy statement filed for its business combination transaction would include a representation that any of the Company’s securities purchased by the Company’s Sponsor, directors, officers, advisors or their affiliates would not be voted in favor of approving the business combination transaction;

●	the Company’s Sponsor, directors, officers, advisors or their affiliates would not possess any redemption rights with respect to the Company’s securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●	the Company would disclose in its Form 8-K, before to the Company’s security holder meeting to approve the business combination transaction, the following material items:

○	the amount of the Company’s securities purchased outside of the redemption offer by the Company’s Sponsor, directors, officers, advisors or their affiliates, along with the purchase price;

○	the purpose of the purchases by the Company’s Sponsor, directors, officers, advisors or their affiliates;

○	the impact, if any, of the purchases by the Company’s Sponsor, directors, officers, advisors or their affiliates on the likelihood that the business combination transaction will be approved;

○	the identities of Company security holders who sold to the Company’s Sponsor, directors, officers, advisors or their affiliates (if not purchased on the open market) or the nature of Company security holders (e.g., 5% security holders) who sold to the Company’s Sponsor, directors, officers, advisors or their affiliates; and

○	the number of Company securities for which the Company has received redemption requests pursuant to its redemption offer.

Our Sponsor, officers, directors, advisors and/or their affiliates anticipate that they may identify the shareholders with whom our Sponsor, officers, directors, advisors or their affiliates may pursue privately negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our Sponsor, officers, directors or their affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against the business combination. Such persons would select the shareholders from whom to acquire shares based on the number of shares available, the negotiated price per share and such other factors as any such person may deem relevant at the time of purchase. The price per share paid in any such transaction may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. Our Sponsor, officers, directors, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our Sponsor, officers, directors, advisors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our Sponsor, officers, directors, advisors and/or their affiliates will not make purchases of ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Redemption rights for public shareholders upon completion of our initial business combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, subject to the limitations described herein. Our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they may hold in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

In connection with the eLong Power Business Combination, we will provide our public shareholders with the opportunity to redeem all or a portion of their ordinary shares upon the completion of our initial business combination in connection with a shareholder meeting called to approve the business combination.

However, in the event the eLong Power Business Combination is not consummated, we will provide our public shareholders with the opportunity to redeem all or a portion of their ordinary shares upon the completion of our initial business combination either (i) in connection with a shareholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under the law or stock exchange listing requirement. Under Nasdaq rules, asset acquisitions and stock purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. We intend to conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC unless shareholder approval is required by law or stock exchange listing requirement or we choose to seek shareholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with Nasdaq rules.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our ordinary shares in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than a specified number of public shares which are not purchased by our Sponsor, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001 both immediately prior to and upon consummation of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

If, however, shareholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain shareholder approval for business or other legal reasons, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

●	file proxy materials with the SEC.

We expect that a final proxy statement would be mailed to public shareholders at least 10 days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any shareholder vote even if we are not able to maintain our Nasdaq listing or Exchange Act registration.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if a majority of the issued and outstanding ordinary shares voted are voted in favor of the business combination. In such case, pursuant to the terms of a letter agreement entered into with us, our Sponsor, officers and directors have agreed (and their permitted transferees will agree) to vote any founder shares held by them and any public shares purchased during or after our IPO in favor of our initial business combination. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction. In addition, our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of a business combination.

Our second amended and restated memorandum and articles of association will provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 both immediately prior to and upon consummation of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules). Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all ordinary shares submitted for redemption will be returned to the holders thereof.

Limitation on redemption upon completion of our initial business combination if we seek shareholder approval

Notwithstanding the foregoing, if we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association will provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our IPO, which we refer to as the “Excess Shares.” We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our Sponsor or its affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our IPO could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our Sponsor or its affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our IPO, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Our Sponsor, officers and directors have, pursuant to a letter agreement entered into with us and waived their right to have any founder shares or public shares held by them redeemed in connection with our initial business combination. Unless any of our other affiliates acquires founder shares through a permitted transfer from an initial shareholder, and thereby becomes subject to the letter agreement, no such affiliate is subject to this waiver. However, to the extent any such affiliate acquires public shares in our IPO or thereafter through open market purchases, it would be a public shareholder and restricted from seeking redemption rights with respect to any Excess Shares.

Tendering share certificates in connection with a tender offer or redemption rights

We may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates (if any) to our transfer agent prior to the date set forth in the tender offer documents, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, rather than simply voting against the initial business combination. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days and, in the case of a shareholder vote, a final proxy statement would be mailed to public shareholders at least 10 days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the shareholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the shareholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until 12 months from the closing of our IPO (or up to 21 months from the closing of our IPO if we extend the period of time to consummate a business combination by the full amount of time).

Redemption of public shares and liquidation if no initial business combination

Our Sponsor, officers and directors have agreed that we will have only 12 months from the closing of our IPO (or up to 21 months from the closing of our IPO if we extend the period of time to consummate a business combination by the full amount of time) to complete our initial business combination. If we are unable to complete our initial business combination within such 12-month period (or up to 21 months from the closing of our IPO if we extend the period of time to consummate a business combination by the full amount of time), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $61,200 of interest to pay dissolution expenses, which interest shall be net of taxes payable) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our public rights or private placement rights, which will expire worthless if we fail to complete our initial business combination within the 12-month time period (or up to 21 months from the closing of our IPO if we extend the period of time to consummate a business combination by the full amount of time).

Our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within 12 months from the closing of our IPO (or up to 21 months from the closing of our IPO if we extend the period of time to consummate a business combination by the full amount of time). However, if our Sponsor acquires public shares after our IPO, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted 12-month time period (or up to 21 months from the closing of our IPO if we extend the period of time to consummate a business combination by the full amount of time).

Our Sponsor, officers and directors have agreed, pursuant to a written letter agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association that would (i) modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 12 months from the closing of our IPO (or up to 21 months from the closing of our IPO if we extend the period of time to consummate a business combination by the full amount of time) or (ii) with respect to the other provisions relating to shareholders’ rights or pre-business combination activity, unless we provide our public shareholders with the opportunity to redeem their ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 both immediately prior to and upon consummation of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $660,000 of proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of such accrued interest to pay those costs and expenses.

The proceeds deposited in the trust account could become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.20. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed time frame, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.20 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then our Sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our Sponsor has sufficient funds to satisfy their indemnity obligations and believe that our Sponsor’s only assets are securities of our company. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.20 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the redemption price will not be substantially less than $10.20 per public share.

We will seek to reduce the possibility that our Sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. We have access to up to $660,000 from the proceeds of our IPO and the sale of the private placement units, with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $50,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.20 per share to our public shareholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our shareholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only upon the earlier of (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 12 months from the closing of our IPO (or up to 21 months from the closing of our IPO if we extend the period of time to consummate a business combination by the full amount of time) or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity and (iii) the redemption of all of our public shares if we are unable to complete our initial business combination within 12 months from the closing of our IPO (or up to 21 months from the closing of our IPO if we extend the period of time to consummate a business combination by the full amount of time), subject to applicable law. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above.

Amended and Restated Memorandum and Articles of Association

Our amended and restated memorandum and articles of association contains certain requirements and restrictions relating to our IPO that will apply to us until the consummation of our initial business combination. If we seek to amend any provisions of our amended and restated memorandum and articles of association relating to shareholders’ rights or pre-business combination activity, we will provide dissenting public shareholders with the opportunity to redeem their public shares in connection with any such vote. Our Sponsor, officers and directors have agreed to waive any redemption rights with respect to their founder shares and public shares in connection with the completion of our initial business combination. Specifically, our amended and restated memorandum and articles of association will provide, among other things, that:

●	prior to the consummation of our initial business combination, we shall either (1) seek shareholder approval of our initial business combination at a meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) or (2) provide our public shareholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) in each case subject to the limitations described herein;

●	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation and, solely if we seek shareholder approval, a majority of the issued and outstanding ordinary shares voted are voted in favor of the business combination;

●	if our initial business combination is not consummated within 12 months from the closing of our IPO (or up to 21 months from the closing of our IPO if we extend the period of time to consummate a business combination by the full amount of time), then our existence will terminate and we will distribute all amounts in the trust account; and

●	prior to our initial business combination, we may not issue additional ordinary shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

These provisions cannot be amended without the approval of holders of at least two-thirds of our ordinary shares who, being entitled to do so, attend and vote at a general meeting. In the event we seek shareholder approval in connection with our initial business combination, our amended and restated memorandum and articles of association will provide that we may consummate our initial business combination only if approved by a majority of the ordinary shares voted by our shareholders at a duly held shareholders meeting.

Conflicts of Interest

Each of our officers and directors presently has, and in the future any of our directors and our officers may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, subject to his or her fiduciary duties under Cayman Islands law, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. Our amended and restated memorandum and articles of association will provide that, subject to his or her fiduciary duties under Cayman Islands law, we renounce our interest in any corporate opportunity offered to any officer or director unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. We do not believe, however, that any fiduciary duties or contractual obligations of our directors or officers would materially undermine our ability to complete our business combination.

Indemnity

Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.20 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our Sponsor has sufficient funds to satisfy their indemnity obligations and believe that our Sponsor’s only assets are securities of our company. We have not asked our Sponsor to reserve for such obligations.

Employees

We currently have 2 officers. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that our officers or any other members of our management team will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Annual Report.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

We are a special purpose acquisition company with no business operations. Since our Initial Public Offering, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our management is generally responsible for the oversight of risks from cybersecurity threats, if any. In fiscal year 2023, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition.

Item 2. Properties.

We do not own any real estate or other physical properties materially important to our operations. We maintain our principal executive offices are located at 420 Lexington Ave Suite 2446, New York, NY 10170, and our telephone number is 347-627-0058.

Item 3. Legal Proceedings.

We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Units, Ordinary Shares, and Rights are each traded on The Nasdaq Global Market (“Nasdaq”) under the symbols “TMTCU,” “TMTC,” and “TMTCR,” respectively.

Holders

As of the date hereof, we had 2 holders of record of our Units, 4 holders of record of our separately traded Ordinary Shares, and 1 holder of our separately traded Rights. The number of record holders was determined from the records of our transfer agent.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our Board of Directors at such time and we will only pay such dividend out of our profits or share premium (subject to solvency requirements) as permitted under Cayman Islands Law. In addition, our Board of Directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

In August 2021, the Company issued an aggregate of 1,437,500 ordinary shares, as Founder Shares, to the Sponsor for an aggregate purchase price of $25,000, or approximately $0.017 per share. In January 2022, the Sponsor acquired an additional 287,500 Founder Shares for no additional consideration, resulting in the Sponsor holding an aggregate of 1,725,000 ordinary shares, or approximately $0.014 per share. In addition, 225,000 of such Founder Shares were forfeited as the underwriters’ over-allotment option in the Issuer’s initial public offering was not exercised.

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

Simultaneously with the consummation of the IPO and the sale of the Units, the Company consummated the private placement (the “Private Placement”) of 370,000 Units (the “Placement Units”), each Placement Unit consisting of one Ordinary Share and one right, to the Sponsor at a price of $10.00 per Placement Unit, generating total proceeds of $3,700,000. The issuance of the Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

A total of $61,200,000 of the net proceeds from the IPO and the Private Placement were placed in a U.S.-based trust account established for the benefit of the Company’s public shareholders and maintained by Continental Stock Transfer & Trust Company, acting as trustee.

Our management has broad discretion with respect to the specific application of the proceeds of the IPO and the Private Placement that are held out of the Trust Account, although substantially all the net proceeds are intended to be applied generally towards consummating a business combination and working capital.

Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. We presently have no revenue and have had losses since inception from incurring formation and operating costs. We have relied upon the sale of our securities and loans from the Sponsor and other parties to fund our operations.

On April 27, 2023, the Company announced that holders of the Company’s units may elect to separately trade the ordinary shares and rights included in its units, commencing on or about May 1, 2023. The ordinary shares and rights are traded on the Nasdaq Global Market (“Nasdaq”) under the symbols “TMTC” and “TMTCR,” respectively. Units not separated will continue to trade on Nasdaq under the symbol “TMTCU.” Holders of units will need to have their brokers contact the Company’s transfer agent, Continental Stock Transfer & Trust Co., in order to separate the holders’ Units into ordinary shares and rights.

On December 1, 2023, we entered into the Original Merger Agreement, by and among TMT, TMT Merger Sub, and eLong Power. On February 29, 2024, we entered into the A&R Merger Agreement, by and among TMT, eLong Power, and Merger Sub, which replaced TMT Merger Sub as a party. The A&R Merger Agreement was entered into to modify the structure of the Merger as described below, while the overall economic terms of the eLong Power Business Combination contained in the Original Merger Agreement remain unchanged.

The A&R Merger Agreement provides that, among other things and upon the terms and subject to the satisfaction of certain customary conditions, the following transactions will occur as contemplated by the A&R Merger Agreement and in accordance with the Cayman Companies Act, as amended:

(i)	Merger Sub will merge with and into the TMT, the separate corporate existence of Merger Sub will cease, and TMT will be the surviving corporation and a wholly-owned subsidiary of eLong Power;

(ii)	Immediately prior to the Effective Time, eLong Power will effect a reverse share split of eLong Power Class A Ordinary Shares, and eLong Power’s Class B Ordinary Shares, such that, immediately thereafter, eLong Power will have forty-five million (45,000,000) eLong Power Ordinary Shares, issued and outstanding, comprising thirty-nine million four hundred seventeen thousand seventy-eight (39,417,078) eLong Power Class A Ordinary Shares and five million five hundred eighty-two thousand nine hundred twenty-two (5,582,922) eLong Power Class B Ordinary Shares issued and outstanding, less the number of shares reserved for issuance upon exercise of the eLong Power Warrants. The ratio of the reverse share split is based on a valuation of eLong Power of four hundred fifty million U.S. Dollars ($450,000,000). Immediately prior to the Effective Time, each of TMT’s units will automatically separate and each of the TMT rights will automatically convert into two-tenths (2/10) of one (1) TMT Ordinary Share.

(iii)	Upon Closing, among other things, eLong Power will acquire each outstanding TMT Ordinary Share (other than shares owned by TMT and dissenting shares) in exchange for eLong Power Class A Ordinary Shares on a one-for-one basis. Accordingly, our shareholders will become shareholders of eLong Power upon consummation of the Merger.

(iv)	The eLong Power Class B Ordinary Shares are held by the Majority Shareholder. Pursuant to the Earnout, the Majority Shareholder has the right to receive additional contingent consideration of up to nine million (9,000,000) eLong Power Class A Ordinary Shares. At the Effective Time, the Earnout Shares, shall be issued and held in escrow and will be released to the Majority Shareholder if and to the extent certain revenue-based milestones are achieved by the combined company and its subsidiaries during calendar years 2024 and 2025. In addition, the Majority Shareholder will be entitled to receive the Earnout Shares in the event there occurs any transaction resulting in a change of control during the period of time that the Earnout Shares are held in escrow.

(v)	Three hundred thousand (300,000) of the Majority Shareholder’s eLong Power Class B Ordinary Shares will be held in escrow for two (2) years after the Closing Date as security for certain indemnification obligations of eLong Power.

(vi)	eLong Power currently has eLong Power Warrants, some of which may not be able to be exercised prior to the Closing Date as certain commercial and regulatory approvals needed in the People’s Republic of China for such holders of eLong Power Warrants may not have been received. For that reason, if there are eLong Power Warrants outstanding one (1) business day prior to the Closing, eLong Power will reserve the number of eLong Power Class A Ordinary Shares that will be issuable pursuant to the eLong Power Warrants once exercised.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “us,” “our” or “we” refer to TMT Acquisition Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included herein. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception to December 31, 2023, have been organizational activities, activities necessary to consummate the Initial Public Offering (“IPO”), described below, and activities in connection with searching for a target business and entering into the A&R Merger Agreement and associated definitive and ancillary agreements in connection with the eLong Power Business Combination. Following our IPO, we will not generate any operating revenues until the completion of our initial business combination. We will generate non-operating income in the form of interest income after the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2023, we had a net income of $1,569,865, which consists of $590,613 incurred on formation and operating costs, $100,000 incurred on administrative fee – related party and $2,260,478 from interest income from investments held in trust account.

For the year ended December 31, 2022, we had a net loss of $526, which consists of a loss of $526 incurred on general and administrative expenses.

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

Following the closing of our IPO, an aggregate of $61,200,000 ($10.20 per Unit) from the net proceeds and the sale of the Private Placement Units was held in a Trust Account (“Trust Account”). As on December 31, 2023, we had marketable securities held in the Trust Account of $63,460,478 consisting of securities held in a treasury trust fund that invests in United States government treasury bills, bonds or notes with a maturity of 180 days or less. We intend to use substantially the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less amounts released to us for taxes payable) to complete our initial business combination. We may withdraw interest to pay taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest income earned on the amount in the Trust Account (if any) will be sufficient to pay our taxes. Through December 31, 2023, we did not withdraw any income earned on the Trust Account to pay our taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2023, we had a cash balance of $46,778 and a working capital deficit of $302,711. Subsequent to the consummation of the IPO, the Company expects that it will need additional capital to satisfy its liquidity needs beyond the net proceeds from the consummation of the IPO and the proceeds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination. Although certain of the Company’s initial shareholders, officers and directors or their affiliates have committed to loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, there is no guarantee that the Company will receive such funds.

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

Pursuant to our amended and restated memorandum and articles of association, we may extend the period of time to consummate a business combination up to three times, each by an additional three months (for a total of up to 21 months to complete a business combination) without submitting such proposed extensions to our shareholders for approval or offering our public shareholders redemption rights in connection therewith. In order to extend the time available for us to consummate our initial business combination, our sponsor or its affiliates or designees, upon ten days advance notice prior to the applicable deadline, must deposit into the trust account $600,000 ($0.10 per share) on or prior to the date of the applicable deadline, for each three month extension (or up to an aggregate of $1,800,000, or $0.30 per share if we extend for the full nine months). Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of our initial business combination. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the trust account released to us. If we do not complete a business combination, we will not repay such loans. There has been no loan agreement entered through December 31, 2023.

On December 1, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, TMT Merger Sub, Inc., a Cayman Islands exempted company and our wholly owned subsidiary, and ELong Power Holding Limited, a Cayman Islands exempted company (the “Target”). The Target develops disruptive battery technologies for commercial and specialty vehicles as well as energy storage systems, with research and development and production capabilities that span multiple battery cell chemistries, modules, and packs.

Upon consummation of the Merger, among other things, we will acquire all outstanding equity interests in the Target in exchange for our ordinary shares with a value of $450,000,000 (based on an assumed value of $10.00 per ordinary share of the Company). Upon the effective time of the Merger, all of the Class A Ordinary Shares, par value $0.00001 per share, of the Target and Class B Ordinary Shares, par value $0.00001 per share, of the Target will be exchanged for 45,000,000 Class A Ordinary Shares (as defined below) and Class B Ordinary Shares (as defined below) of the Company respectively, less the number of the Company’s Class A Ordinary Shares reserved for issuance upon exercise of the Assumed Warrants (as defined below), allocated among the Target’s shareholders on a pro rata basis.

On the closing date of the Merger, among other things and subject to receipt of the required shareholder approvals, we shall cause our memorandum and article of association to be amended and restated in such form to include the designation of the current Ordinary Shares as Class A Ordinary Shares and shall create the Class B Ordinary Shares to match the existing Target capitalization.

The Target currently has outstanding warrants, some of which may not be able to be exercised for Target Class A Ordinary Shares prior to the closing date of the Merger, as certain commercial and regulatory approvals needed in the People’s Republic of China for such holders of the warrants may not have been received. For that reason, if there are warrants outstanding on the Closing Date, we will assume such warrants (the “Assumed Warrants”) and reserve the number of Class A Ordinary Shares from the Initial Consideration that will be issuable pursuant to the warrants once exercised.

Accordingly, the accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management plans to address this uncertainty during period leading up to the Initial Business Combination. The Company cannot provide any assurance that its plans to raise capital or to consummate an Initial Business Combination will be successful. Based on the foregoing, management believes that the Company lacks the financial resources it needs to sustain operations for a reasonable period of time. Moreover, management’s plans to consummate the initial business combination may not be successful. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Related Party Transactions

Please refer to Note-5 Related Parties section of the notes to the consolidated financial statements.

Critical Accounting Estimates

The preparation of consolidated financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As on December 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions, we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we are no longer an “emerging growth company,” whichever is earlier.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2023, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO and the sale of the private placement units held in the trust account will be invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data.

This information appears following Item 15 of this Form 10-K and is incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s lack of qualified SEC reporting professional. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented. Management intends to continue implement remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we intend to expand and improve our review process for complex securities and related accounting standards. We have improved this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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

As on December 31, 2023, we have not completed an assessment, nor have our auditors tested our systems, of internal controls. We expect to assess the internal controls of our target business or businesses prior to the completion of our initial business combination and, if necessary, to implement and test additional controls as we may determine are necessary in order to state that we maintain an effective system of internal controls. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of internal controls.

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the fourth quarter of 2023, none of our directors or executive officers (as defined in Rule 16a-1(f) under the Exchange Act) has adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our current officers and directors are as follows:

Name	Age	Title
Dajiang Guo	56	Chief Executive Officer and Chairman of the Board of Directors
Jichuan Yang	60	Chief Financial Officer
James Burns	54	Director
Christopher Constable	56	Director
Kenan Gong	45	Director

Dajiang Guo, our Chief Executive Officer and Chairman, serves as a Managing Director at Revere Securities LLC. Dr. Guo served as a Partner at Tiger Securities, leading the development of the institutional securities business of investment banking, sales and trading from 2019 to 2021. From 2017 to 2019, Dr. Guo served as a Partner at China Bridge Capital, an independent China focused investment bank with expertise in M&A, fund management, real estate and distressed opportunities. From 2016 to 2017, he served as the Chief Strategy Officer at China Renaissance, where he was responsible for strategic planning, international expansion, and strategic investments. Dr. Guo served as the CEO of CITIC Securities International USA, COO at CITICS Investment Banking Division, and Head of CITICS Strategy and Planning, from 2011 to 2016. He has also held several executive positions at CICC HK/US from 2009 to 2011. Before venturing into cross border financial services, Dr. Guo worked more than ten years for Citigroup Global Markets from 2004 to 2009, RBS Greenwich Capital Markets from 2001 to 2004, and the Centre Re of Zurich Financial Services from 1996 to 2001, where he specialized in securitization and derivatives. Dr. Guo also taught at the College of Insurance and the University of Guelph as an assistant professor and has published numerous academic articles in peer-reviewed financial journals. Dr. Guo received his Ph.D. in Financial Economics from the University of Toronto. He is a CFA Charter holder. Dr. Guo is a United States citizen and resident.

Jichuan Yang, our Chief Financial Officer, serves as the Chairman Special Advisor at Sanya International Asset Exchange since 2021, as an Advisory Board Member at Qinghua PBCSF China Finance Policy Study since 2020, as an independent director at Shanghai GuoSheng Industrial Transformation Investment Fund since 2019, and as a board member at Cyan Bank Investments since 2017. From 2015 to 2020, Dr. Yang served as the CEO of HFAX, a division of Sunshine Insurance Group and, from 2013 to 2015, the Deputy General Manager and Chief Product Officer of LUFAX Holding Ltd (NYSE: LU) in the fintech and inclusive finance industry. From 2010 to 2013, Dr. Yang was the Head of Strategic Planning at Citic Securities. From 2005 to 2008, Dr. Yang was Co-Founder and Co-Managing Member of the Hong Kong office of Wachovia Securities. Dr. Yang received his Ph.D. in Applied Mathematics from Brown University and his B.S. in Applied Mathematics from Tsinghua University. Dr. Yang is a United States citizen and currently resides in China for business purposes.

James Burns, our director, has had a distinguished career in the energy sector, and brings a wealth of management, business development and financial knowledge to the Company. Since May 2023, he serves as a consultant of the Government of Brunei. He has served as the Chairman of Hearthstone Capital since 2021. From 2021 to 2023, Mr. Burns served as the independent director of Bon Natural Life, Ltd. (Nasdaq: BON). From 2017 through 2018, Mr. Burns was President of Petrolia Energy Corporation (OTCQB: BBLS), an international oil and gas company, where he structured the organization for growth and compliance to acquire and integrate new acquisitions. Since 2018, Mr. Burns has served as the director of Petrolia Energy Corporation (OTCQB: BBLS). From 2014 to 2016, he served as President of Transfuels (dba BLU LNG), ENN’s N.A. investment arm, where he oversaw the improvement of the company’s net income. In 2014, Mr. Burns served as President of Fortress Energy Partners, a division of Fortress Investment Group (NYSE: FIG), where he was responsible for creating and overseeing FIG’s first entrance into the energy sector, an LNG plant in Clearwater, Florida, and laying the groundwork for both domestic and international projects. From 2009 to 2014, he was General Manager of Clean Energy & Innovation/LNG for Transport for Shell Americas, the Americas division of Royal Dutch Shell (NYSE: RDS) At Shell, he created and oversaw the company’s small-scale LNG business. From 2006 to 2009, Mr. Burns served as Business Development Manager for Shell Gas & Power, a global division of Royal Dutch Shell focused on natural gas and liquified natural gas. In that position, he led Shell’s Coal/Biomass to Liquids efforts in the Americas. From 2002 to 2006, he served as Global LNG Finance Advisor for Shell Gas & Power, where he provided financial and commercial advice on global LNG commercial agreements, including shipping deals. From 1999 to 2002, Mr. Burns served as Business Development Manager and Portfolio Manager at Shell Pipeline, where he led numerous acquisition and divestment projects including joint venture buyouts, company acquisitions, and asset sales and purchases. From 1998 to 1999, he served as Business Development Advisor and Finance Manager at Equilon (a Texaco & Shell Joint Venture combining the two entities U.S. downstream assets). In that position, he performed business development duties such as contract negotiations and project management, and coordinated and supervised all accounting, finance and administrative personnel in the region. From 1996 to 1998, Mr. Burns served as Revenue Manager for Texaco Exploration and Production, N.A., a division of Texaco. From 1990 to 1996, he served as a Crude Oil Trading Accountant at ARCO Long Beach, Inc., a division of Atlantic Richfield.

Mr. Burns is currently Chairman of the board of Petrolia Energy Corporation (OTCQB: BBLS). He has previously served as an independent member of the board of directors of Playmaker IQ, a technology company focused on e-learning and workforce productivity, a member of the Energy Council of the Houston Angel Investors and a director of Transfuels, the North American investment arm of ENN Energy Holdings Limited (SEHK:2688). Mr. Burns holds an Executive MBA from the University of Houston and a B.S. in Business Administration from California State University. Mr. Burns is a United States citizen and resident. Mr. Burns was nominated to serve as a director due to his management, business development, and financial management expertise.

Christopher Constable, our director, is an experienced financial executive, with extensive experience in accounting and financial management. Since 2023, Mr. Constable has served as the Chief Financial Officer of Whole Fish TopCo, LLC. From 2020 to 2023, Mr. Constable served as the Chief Executive Officer and a board member of Brownie’s Marine Group, Inc. (OTC: BWMG), a manufacturer of surface supplied air diving equipment. At Brownie’s, he was responsible for all areas of the company, including operations, sales, and finance. From 2021 to 2023, he served as the board of directors and chairman of the audit committee of Bon Natural Life, Ltd. (Nasdaq: BON), a manufacturer of natural additives for foods and fragrances. From 2003 to 2020, Mr. Constable served as the CFO of Blue Star Foods Corp. (OTC: BSFC), an international seafood company that imports, packages and sells refrigerated pasteurized crab meat and other premium seafood products. From 1999 to 2003, Mr. Constable was a Consultant to Gateway Capital Corporation, where he provided new business and workout services to large lending institutions in the U.S. At Gateway Capital, he analyzed the financial and reporting capabilities of prospective lending customers for lines of credit, consulted with small to medium sized businesses to prepare them for sourcing working capital from major banks, and restructured and implemented the accounting and finance functions for businesses with revenues from $15 million to $200 million in industries from manufacturing to telecommunications. Mr. Constable holds a B.S. in Finance with a Minor in Accounting from the Merrick School of Business at the University of Baltimore. Mr. Constable is a United States citizen and resident. Mr. Constable was nominated to serve as a director due to his operations, accounting, and financial management expertise.

Kenan Gong, our director, is a seasoned professional with over 10 years of working experience in R&D, management and investment in the material science industry. In addition, Dr. Gong has a significant academic background in the material sciences. Since March 2019, Dr. Gong has served as the Vice President and Managing Director of Strategic Investment at Levima Advanced Materials Co., Ltd (SZSE:003022), a member company of Legend Holdings (SEHK:3396) and a public company listed on the Shenzhen Stock Exchange in China. Dr. Gong is also a member of the Board of Directors of Jiangxi Keyuan Bio-Material Co., Ltd and Suzhou Thinkre New Material Co., Ltd. From 2009 to 2011, Dr. Gong served as manager in charge of research and development and Director of the R&D Center at China XD Plastics Company Co., Ltd., a public company engaged in the research, development, manufacture and sale of modified plastics for automotive applications. In addition, he acted as a general manager of the national level enterprise technology center owned by China XD Plastics Company Co., Ltd. and Secretary from 2012 to 2013. Before joining China XD Plastics Company Co., Ltd., Dr. Gong was the manager of the postdoctoral laboratory at University College London from July 2007 to July 2009. He was a teaching assistant from May 2005 to December 2005 and a postdoctoral researcher from April 2006 to June 2007 at Queen Mary University of London. Dr. Gong received his Ph.D. and Master’s degree in Material Science from Queen Mary University of London. He holds a B.S. degree in Material Science from Harbin Institute of Technology. Dr. Gong is a PRC citizen and resident. Dr. Gong was nominated to serve as a director due to his management and R&D expertise.

Significant Management and Employee

In addition to the officers and directors disclosed above, we also have the following significant management and employee:

Linan Gong, age 49, has served as our Vice President of Acquisitions since November 2022. Mr. Gong is a seasoned management and finance professional with over 10 years of experience in the financial industry. Since 2017, Mr. Gong has served as the Executive Director at Hong Kong Quasar Securities Co., Ltd. and Quasar Asset Management Co., Ltd. and as the Executive Director at Hong Kong Dragon Financial Holdings Co., Ltd. From 2008 to 2012, Mr. Gong served as the CEO of China Daqing M&H Petroleum Holdings Co., Ltd., which is primarily in the business of crude petroleum and natural gas. From 1997 to 2016, he served as the Board Secretary, Deputy Director of Custody Department, Deputy Director and Director of Share Reform Department, and the Deputy General Manager of Heilongjiang Securities Registration Co., Ltd. Mr. Gong received his Bachelor’s degree from Pacific National University in Khabarovsk, Russia. Mr. Gong is a PRC citizen and resident.

None of our management team has any experience with blank check companies. As such, there is no guarantee that we will be successful with respect to any business combination we may consummate or that we will be able to identify a suitable candidate for our initial business combination. As such, there is no guarantee that we will be successful with respect to any business combination we may consummate or that we will be able to identify a suitable candidate for our initial business combination.

Number, Terms of Office and Election of Officers and Directors

Our Board of Directors consists of four members. Each of our directors will hold office for a two-year term. Subject to any other special rights applicable to the shareholders, any vacancies on our Board of Directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board or after the consummation of our business combination, by a majority of the holders of our ordinary shares.

Our officers are elected by the Board of Directors and serve at the discretion of the Board of Directors, rather than for specific terms of office. Our Board of Directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association will provide that our officers may consist of a Chairman, Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Assistant Secretaries, Treasurer and such other offices as may be determined by the Board of Directors.

Director Independence

The Nasdaq listing standards require that a majority of our Board of Directors be independent. An “independent director” is defined generally as a person who has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). Our board has determined that each of James Burns, Christopher Constable, and Kenan Gong are independent directors under applicable SEC and Nasdaq rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Officer and Director Compensation

None of our officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities are first listed on Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we will pay an affiliate of our Sponsor a total of $10,000 per month for office space, administrative and support services. Our Sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time such materials are distributed, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined by a compensation committee constituted solely by independent directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Committees of the Board of Directors

Our Board of Directors has two standing committees: an audit committee and a compensation committee. Each committee will operate under a charter that has been approved by our board and will have the composition and responsibilities described below. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the Board of Directors. The members of our audit committee are James Burns, Christopher Constable and Kenan Gong. Christopher Constable serves as chairman of the audit committee.

Each member of the audit committee is financially literate and our Board of Directors has determined that Christopher Constable qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent auditors;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the Board of Directors. The members of our Compensation Committee are James Burns, Christopher Constable and Kenan Gong. James Burns serves as chairman of the compensation committee. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;

●	reviewing and approving the compensation of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605(e)(2) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the Board of Directors. The Board of Directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. In accordance with the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

Subject to compliance with the articles of association, the board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of shareholders (or, if applicable, a special meeting of shareholders). Our shareholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our articles of association.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for directorship, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, and in the past year has not served, (i) as a member of the compensation committee or Board of Directors of another entity, one of whose executive officers served on our compensation committee, or (ii) as a member of the compensation committee of another entity, one of whose executive officers served on our Board of Directors.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

●	duty to act bona fide in the best interests of the company;

●	duty not to make a profit based on their positions as director (unless the company permits them to do so); and

●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests.

In addition to the above, directors also owe to the company a duty to act with skill and care which is not fiduciary in nature. This duty has been considered that a director need not exhibit in the performance of his duties a greater degree of skill than may reasonably be expected from a person of his knowledge and experience. However, English and Commonwealth courts have moved towards an objective standard with regard to the required skill and care and these authorities are likely to be followed in the Cayman Islands.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

Each of our directors and officers presently has, and in the future any of our directors and our officers may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, subject to his or her fiduciary duties under Cayman Islands law, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. Our amended and restated memorandum and articles of association will provide that, subject to his or her fiduciary duties under Cayman Islands law, we renounce our interest in any corporate opportunity offered to any officer or director unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. We do not believe, however, that any fiduciary duties or contractual obligations of our directors or officers would materially undermine our ability to complete our business combination.

Members of our management team may become an officer or director of another special purpose acquisition company with a class of securities registered under the Exchange Act even before we have entered into a definitive agreement regarding our initial business combination. Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our Sponsor, officers and directors have agreed to waive their redemption rights with respect to our Founder Shares and Public Shares in connection with the consummation of our initial business combination. Additionally, our Sponsor, officers and directors have agreed to waive their redemption rights with respect to their Founder Shares if we fail to consummate our initial business combination within 12 months after the closing of our IPO (or up to 21 months from the closing of our IPO if we extend the period of time to consummate a business combination by the full amount of time). If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the Placement Units held in the trust account will be used to fund the redemption of our Public Shares, and the Rights will expire worthless. With certain limited exceptions, the Founder Shares will not be transferable, assignable or salable by our Sponsor until the earlier of (1) one year after the completion of our initial business combination and (2) the date on which we consummate a liquidation, merger, share exchange, reorganization, or other similar transaction after our initial business combination that results in all of our shareholders having the right to exchange their Ordinary Shares for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of our Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, the Founder Shares will be released from the lock-up. With certain limited exceptions, the Placement Units, Private Placement Shares, Private Placement Rights and the Ordinary Shares underlying such Rights will not be transferable, assignable or salable by our Sponsor until 30 days after the completion of our initial business combination. Since our Sponsor and officers and directors may directly or indirectly own Ordinary Shares and Rights following our IPO, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

The conflicts described above may not be resolved in our favor.

In the event the eLong Power Business Combination is not consummated, we will continue to seek a target business. Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Dajiang Guo	Revere Securities LLC	Investment banking, trading	Managing Director

Jichuan Yang	Sanya International Asset Exchange	Investment	Chairman Special Advisor

	Qinghua PBCSF China Finance Policy Study	Macroeconomic and financial policy think tank	Advisory board member

	Shanghai GuoSheng Industrial Transformation Investment Fund	Investment	Independent Director

	Cyan Bank Investments	Investment	Board member

James Burns	Petrolia Energy Corporation	Oil and gas	Chairman of the board

Christopher Constable	Whole Fish TopCo, LLC	E-Commerce	Chief Financial Officer

Accordingly, if any of the above officers or directors becomes aware of a business combination opportunity which is suitable for any of the above entities to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity, subject to his or her fiduciary duties under Cayman Islands law.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsor, officers or directors. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm, that such an initial business combination is fair to our Company from a financial point of view.

In the event that we submit our initial business combination to our public shareholders for a vote, our Sponsor, officers and directors have agreed, pursuant to the terms of a letter agreement entered into with us, to vote any Founder Shares held by them (and their permitted transferees will agree) and any Public Shares purchased during or after the IPO in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association will provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud or willful default. We may purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Item 11. Executive Compensation.

None of our officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities are first listed on Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we will pay an affiliate of our Sponsor a total of $10,000 per month for office space, administrative and support services. Our Sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time such materials are distributed, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined by a compensation committee constituted solely by independent directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of our Ordinary Shares as of the date hereof by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding Ordinary Shares;

●	each of our officers and directors; and

●	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

The beneficial ownership of our Ordinary Shares is based on an aggregate of 8,140,000 Ordinary Shares issued and outstanding as of the date hereof.

Name and Address of Beneficial Owner(1)	Number of Ordinary Shares Beneficially Owned		Approximate Percentage of Outstanding Beneficial Ownership
2TM Holding LP	1,717,000	(2)	21.1%
Dajiang Guo	—		—
Jichuan Yang	—		—
James Burns	—		—
Christopher Constable	—		—
Kenan Gong	—		—

All current directors and executive officers as a group (5 persons)	—		—

Karpus Management, Inc., d/b/a Karpus Investment Management (4)	789,722		9.7%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 420 Lexington Ave Suite 2446, New York, NY 10170.

(2)	Interests shown consist of Founder Shares and Private Placement Shares.

(3)	Each of Xiaozhen Li and Dahe Zhang may be deemed to beneficially own shares held by our Sponsor by virtue of his control over 2TM Management LLC, the general partner of our Sponsor, as its managing members. Each of Ms. Li and Mr. Zhang disclaims beneficial ownership of our ordinary shares held by our Sponsor other than to the extent of his pecuniary interest in such shares.

(4)	Based on a Schedule 13G filed by the reporting person. The address for the reporting person is 183 Sully’s Trail, Pittsford, New York 14534.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In August 2021, the Company issued an aggregate of 1,437,500 ordinary shares, as Founder Shares, to the Sponsor for an aggregate purchase price of $25,000, or approximately $0.017 per share. In January 2022, the Sponsor acquired an additional 287,500 Founder Shares for no additional consideration, resulting in the Sponsor holding an aggregate of 1,725,000 ordinary shares, or approximately $0.014 per share. In addition, 225,000 of such Founder Shares were forfeited as the underwriters’ over-allotment option in the Issuer’s initial public offering was not exercised.

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

Simultaneously with the consummation of the IPO and the sale of the Units, the Company consummated the private placement (the “Private Placement”) of 370,000 Units (the “Placement Units”), each Placement Unit consisting of one Ordinary Share and one right, to the Sponsor at a price of $10.00 per Placement Unit, generating total proceeds of $3,700,000. The issuance of the Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

A total of $61,200,000 of the net proceeds from the IPO and the Private Placement were placed in a U.S.-based trust account established for the benefit of the Company’s public shareholders and maintained by Continental Stock Transfer & Trust Company, acting as trustee.

On April 27, 2023, the Company announced that holders of the Company’s units may elect to separately trade the ordinary shares and rights included in its units, commencing on or about May 1, 2023. The ordinary shares and rights are expected to trade on the Nasdaq Global Market (“Nasdaq”) under the symbols “TMTC” and “TMTCR,” respectively. Units not separated will continue to trade on Nasdaq under the symbol “TMTCU.” Holders of units will need to have their brokers contact the Company’s transfer agent, Continental Stock Transfer & Trust Co., in order to separate the holders’ Units into ordinary shares and rights.

As more fully discussed in “Item 10. Directors, Executive Officers and Corporate Governance — Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us, subject to his or her fiduciary duties under Cayman Islands law. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

We entered into an Administrative Services Agreement with our Sponsor pursuant to which we will pay a total of $10,000 per month for office space, administrative and support services to such affiliate. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial business combination takes the maximum 12 months (or up to 21 months from the closing of our IPO if we extend the period of time to consummate a business combination by the full amount of time), an affiliate of our Sponsor will be paid a total of $120,000 ($10,000 per month) for office space, administrative and support services and will be entitled to be reimbursed for any out-of-pocket expenses.

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

Pursuant to a promissory note, our Sponsor agreed to loan to us up to $500,000 to be used for a portion of the expenses of our IPO. As of December 31, 2023, there is no amount outstanding under this promissory note.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment.

Up to $1,800,000 of the loans made by our Sponsor, our officers and directors, or our or their affiliates to us prior to or in connection with our initial business combination may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. The units would be identical to the placement units. The terms of such loans by, our Sponsor, our officers and directors, or their affiliates, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor, our officers and directors or an affiliate of theirs as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a shareholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration rights agreement with respect to the founder shares, representative shares, private placement units, and units that may be issued on conversion of working capital loans (and in each case holders of their component securities, as applicable).

Related Party Policy

We have not yet adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

We have adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our Board of Directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the Company. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

In addition, our audit committee, pursuant to a written charter that we have adopted prior to the consummation of our IPO, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. A form of the audit committee charter that we have adopted prior to the consummation of our IPO is filed as an exhibit to the registration statement of which this prospectus is a part. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our Sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm, that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements or cash payments will be made to our Sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination. However, the following payments will be made to our Sponsor, officers or directors, or our or their affiliates, none of which will be made from the proceeds of our IPO held in the trust account prior to the completion of our initial business combination:

●	Repayment of up to an aggregate of $500,000 in loans made to us by our Sponsor to cover offering-related and organizational expenses;

●	Payment to an affiliate of our Sponsor of $10,000 per month, for up to 12 months (or up to 21 months from the closing of our IPO if we extend the period of time to consummate a business combination by the full amount of time), for office space, utilities and secretarial and administrative support;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

●	Repayment of non-interest bearing loans which may be made by our Sponsor or an affiliate of our Sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination and repayment of non-interest bearing loans which may be made by our Sponsor or its affiliates to extend our time period for consummating a business combination, the terms of which (other than as described above) have not been determined nor have any written agreements been executed with respect thereto. Up to $1,800,000 of the loans made by our Sponsor, our officers and directors, or our or their affiliates to us prior to or in connection with our initial business combination may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. The units would be identical to the placement units.

Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers or directors, or our or their affiliates.

Director Independence

The Nasdaq listing standards require that a majority of our Board of Directors be independent. An “independent director” is defined generally as a person who has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). Our board has determined that each of James Burns, Christopher Constable and Kenan Gong is an independent director under applicable SEC and Nasdaq rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accounting Fees and Services.

The following is a summary of fees paid or to be paid UHY LLP for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by UHY in connection with regulatory filings. The aggregate fees billed by UHY for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2023 and for the year ended December 31, 2022 total approximately $113,000 and $65,284 respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” We paid UHY approximately $47,000 for professional services rendered for audit related fees for the year ended December 31, 2023, and approximately $31,404 for the year ended December 31, 2022.

Tax Fees. We did not pay UHY for tax planning and tax advice for the period from January 1, 2023 through December 31, 2023 and for the period from January 1, 2022 to December 31, 2022.

All Other Fees. We did not pay UHY for other services for the period from January 1, 2023 through December 31, 2023 and for the period from January 1, 2022 to December 31, 2022.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

1. The following documents are filed as part of this Annual Report:

Financial Statements: See “Item 8. Financial Statements and Supplementary Data” herein and “Index to Financial Statements” and financial statements incorporated by reference therein commencing below.

2. Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit Number	Description
2.1

Amended and Restated Agreement and Plan of Merger, dated February 29, 2024 (incorporated herein by reference to Exhibit 2.1 to Form 8-K as filed with the Securities and Exchanges Commission on February 29, 2024)

3.1	Amended and Restated Memorandum and Articles of Association (incorporated herein by reference to Exhibit 3.1 to Form 8-K as filed with the Securities and Exchange Commission on March 30, 2023)

4.1	Specimen Unit Certificate (incorporated herein by reference to Exhibit 4.1 to Form S-1 as filed with the Securities and Exchange Commission on February 27, 2023)

4.2	Specimen Ordinary Share Certificate (incorporated herein by reference to Exhibit 4.2 to Form S-1 as filed with the Securities and Exchange Commission on February 27, 2023)

4.3	Specimen Right Certificate (incorporated herein by reference to Exhibit 4.3 to Form S-1 as filed with the Securities and Exchange Commission on February 27, 2023)

4.4	Rights Agreement, dated March 27, 2023, by and between the Company and Continental Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 4.1 to Form 8-K as filed with the Securities and Exchange Commission on March 30, 2023)

10.1	Letter Agreement, dated March 27, 2023, by and among the Company, its officers and directors, and 2TM Holding LP (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on March 30, 2023)

10.2	Investment Management Trust Agreement, dated March 27, 2023, by and between the Company and Continental Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 10.2 to Form 8-K as filed with the Securities and Exchange Commission on March 30, 2023)

10.3	Registration Rights Agreement, dated March 27, 2023, by and between the Company and 2TM Holding LP (incorporated herein by reference to Exhibit 10.3 to Form 8-K as filed with the Securities and Exchange Commission on March 30, 2023)

10.4	Private Placement Unit Subscription Agreement, dated March 27, 2023, by and between the Company and 2TM Holding LP (incorporated herein by reference to Exhibit 10.4 to Form 8-K as filed with the Securities and Exchange Commission on March 30, 2023)

10.5	Securities Subscription Agreement, dated August 20, 2021, between the Registrant and 2TM Holding LP (incorporated herein by reference to Exhibit 10.5 to Form S-1 as filed with the Securities and Exchange Commission on February 27, 2023)

10.6	Amended and Restated Securities Subscription Agreement, dated December 31, 2021, between Registrant and 2TM Holding LP (incorporated herein by reference to Exhibit 10.10 to Form S-1 as filed with the Securities and Exchange Commission on February 27, 2023)

10.7	Form of Administrative Services Agreement, by and between the Registrant and 2TM Holding LP (incorporated herein by reference to Exhibit 10.8 to Form S-1 as filed with the Securities and Exchange Commission on February 27, 2023)

10.8

Amended and Restated Sponsor Support Agreement, dated February 29, 2024 (incorporated herein by reference to Exhibit 10.9 to Form 8-K as filed with the Securities and Exchange Commission on February 29, 2024)

10.9

Amended and Restated Shareholder Voting Agreement, dated February 29, 2024 (incorporated herein by reference to Exhibit 10.10 to Form 8-K as filed with the Securities and Exchange Commission on February 29, 2024)

10.10	Form of Lock-Up Agreement (incorporated herein by reference to Exhibit 10.11 to Form 8-K as filed with the Securities and Exchange Commission on February 29, 2024)

10.11	Form of Employment Agreement (incorporated herein by reference to Exhibit 10.12 to Form 8-K as filed with the Securities and Exchange Commission on February 29, 2024)

14	Form of Code of Ethics (incorporated herein by reference to Exhibit 14 to Form S-1 as filed with the Securities and Exchange Commission on February 27, 2023)

99.1	Form of Audit Committee Charter (incorporated herein by reference to Exhibit 99.1 to Form S-1 as filed with the Securities and Exchange Commission on February 27, 2023)

99.2	Form of Compensation Committee Charter (incorporated herein by reference to Exhibit 99.2 to Form S-1 as filed with the Securities and Exchange Commission on February 27, 2023)

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy

101.INS	Inline XBRL Instance Document – the Inline XBRL Instance Document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Item 16. Form 10-K Summary.

None.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TMT Acquisition Corp

Date:April 11, 2024
	By:	/s/ Dajiang Guo
Dajiang Guo
Chief Executive Officer and Chairman
(Principal Executive Officer)

	By:	/s/ Jichuan Yang
Jichuan Yang
Chief Financial Officer and Director
(Principal Financial Officer and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Dajiang Guo	Chief Executive Officer and Chairman	April 11, 2024
Dajiang Guo	(Principle Executive Officer)

/s/ Jichuan Yang	Chief Financial Officer and Director	April 11, 2024
Jichuan Yang	(Principal Accounting and Financial Officer)

/s/ James Burns	Director	April 11, 2024
James Burns

/s/ Christoper Constable	Director	April 11, 2024
Christopher Constable

/s/ Kenan Gong	Director	April 11, 2024
Kenan Gong

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of TMT Acquisition Corp and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TMT Acquisition Corp and Subsidiary (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in shareholders’ (deficit) equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s business plan is dependent on future financing and the completion of the initial business combination and the Company’s working capital and borrowing capacity are not sufficient to complete its planned activities for one year from the issuance of the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to those matters.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ UHY LLP

We have served as the Company’s auditor since 2021.

New York, New York

April 11, 2024

TMT ACQUISITION CORP

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
ASSETS
Cash	$46,778	$47,478
Prepaid expenses	59,531	6,979
Total Current Assets	106,309	54,457
Deferred offering costs	-	443,284
Investments held in Trust Account	63,460,478	-
Total Assets	$63,566,787	$497,741

LIABILITIES AND SHAREHOLDERS’ (DEFICIT)/EQUITY
Current liabilities:
Accrued liabilities	$399,020	$38,620
Due to related party	10,000	-
Promissory note – related party	-	444,018
Total Current Liabilities	409,020	482,638
Total Liabilities	409,020	482,638

Commitments and contingencies (Note 6)
Redeemable Shares:
Ordinary shares subject to possible redemption, 6,000,000 shares at redemption value of $10.58 per share	63,460,478	-

Shareholders’ (Deficit)/Equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Ordinary shares, $0.0001 par value; 150,000,000 shares authorized; 2,140,000 and 1,725,000 shares issued and outstanding on December 31, 2023, and 2022, respectively	214	173
Additional paid-in capital	-	24,827
Accumulated Deficit	(302,925)	(9,897)
Total Shareholders’ (Deficit)/Equity	(302,711)	15,103
Total Liabilities and Shareholders’ (Deficit)/Equity	$63,566,787	$497,741

The accompanying notes are an integral part of these consolidated financial statements.

TMT ACQUISITION CORP

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31, 2023	For the year ended December 31, 2022
Administrative fee – related party	$100,000	$-
Formation and operating costs	590,613	526
Loss from operations	$(690,613)	$(526)

Other income:
Income from investments held in Trust Account	2,260,478	-

Net income (loss)	$1,569,865	$(526)

Weighted average shares outstanding of redeemable ordinary shares	4,553,425	-
Basic and diluted net income per share, redeemable ordinary shares	$0.81	$-
Weighted average shares outstanding of non-redeemable ordinary shares	1,985,699	1,500,000
Basic and diluted net loss per share, non-redeemable ordinary shares	$(1.07)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

TMT ACQUISITION CORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT)/EQUITY

	Ordinary Shares		Additional Paid-in	Accumulated Deficit	Total Shareholders’
	Shares	Amount	Capital		(Deficit)/Equity
Balance as of January 1, 2022	1,725,000	$173	$24,827	$(9,371)	$15,629
Net loss	-	-	-	(526)	(526)
Balance as of December 31, 2022	1,725,000	$173	$24,827	$(9,897)	$15,103
Proceeds from sale of public units	6,000,000	600	59,999,400	-	60,000,000
Proceeds from sale of private placement units	370,000	37	3,699,963	-	3,700,000
Underwriter’s commission on sale of public units	-	-	(1,200,000)	-	(1,200,000)
Representative shares issued	270,000	27	1,741,473	-	1,741,500
Other offering costs	-	-	(2,668,701)	-	(2,668,701)
Initial measurement of Ordinary shares Subject to Redemption under ASC 480-10-S99 against additional paid-in capital	(6,000,000)	(600)	(58,644,600)	-	(58,645,200)
Allocation of offering costs to ordinary shares subject to redemption	-	-	3,781,346	-	3,781,346
Deduction for increases of carrying value of redeemable shares	-	-	(6,336,146)	-	(6,336,146)
Forfeiture of ordinary shares	(225,000)	(23)	23	-	-
Net income	-	-	-	1,569,865	1,569,865
Subsequent measurement of ordinary shares subject to possible redemption (interest earned on trust account)	-	-	(397,585)	(1,862,893)	(2,260,478)
Balance as of December 31, 2023	2,140,000	$214	$-	$(302,925)	$(302,711)

The accompanying notes are an integral part of these consolidated financial statements.

TMT ACQUISITION CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31, 2023	Year ended December 31, 2022
Cash flows from operating activities:
Net income (loss)	$1,569,865	$(526)
Income from investments held in Trust Account reinvested	(2,260,478)	-
Changes in current assets and liabilities:
Due to related party	10,000	-
Prepaid expenses	(52,552)	(6,979)
Accrued liabilities	360,400	(6,138)
Net cash used in operating activities	$(372,765)	$(13,643)

Cash flows from investing activities:
Investment of cash into Trust Account	$(61,200,000)	$-
Net cash used in investing activities	$(61,200,000)	$-

Cash flows from financing activities:
Proceeds from sale of ordinary shares	$60,000,000	$-
Proceeds from private placement	3,255,982	-
Payment of underwriter’s discount	(1,200,000)	-
Payments of offering costs	(483,917)	(138,879)
Net cash provided by (used in) financing activities	$61,572,065	$(138,879)

Net change in cash	$(700)	$(152,522)
Cash at beginning of period	47,478	200,000
Cash at end of period	$46,778	$47,478

Supplemental cash flow information:
Deferred offering costs included in accrued liabilities	$-	$4,073
Reclassification of amount due to related party to promissory note	$-	$244,018
Deferred offering costs charged to APIC	$2,668,701	$-
Note payable to related party converted to subscription of private placement	$444,018	$-
Allocation of offering costs to ordinary shares subject to redemption	$3,781,346	$-
Reclassification of ordinary shares subject to redemption	$58,645,200	$-
Remeasurement adjustment on ordinary shares subject to possible redemption	$8,596,624	$-
Issuance of representative shares at fair value	$1,741,500	$-
Forfeiture of ordinary shares	$23	$-

The accompanying notes are an integral part of these consolidated financial statements.

TMT ACQUISITION CORP

Notes to the consolidated financial statements

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

As of December 31, 2023, the Company had not commenced any operations. All activity from July 6, 2021 (inception) through December 31, 2023 relates to the Company’s formation and the Initial Public Offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The Company’s ability to commence operations is dependent upon financial resources obtained through an IPO of 6,000,000 units (the “Public Units” and, with respect to the ordinary share included in the Units being offered, the “Public Shares”) at $10.00 per Unit, which is discussed in Note 3, and the sale of 370,000 Units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in private placements to 2TM Holding LP (the “Sponsor”) that was closed simultaneously with the IPO (see Note 4).

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

As of December 31, 2023, the Company had $46,778 in its operating bank account and a working capital deficit of $302,711. Subsequent to the consummation of the IPO, the Company expects that it will need additional capital to satisfy its liquidity needs beyond the net proceeds from the consummation of the IPO and the proceeds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination.

In addition, in order to finance transaction costs in connection with a business combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan us funds as may be required. As of December 31, 2023, there was no amount outstanding under any loans.

Pursuant to our amended and restated memorandum and articles of association, we may extend the period of time to consummate a business combination up to three times, each by an additional three months (for a total of up to 21 months to complete a business combination) without submitting such proposed extensions to our shareholders for approval or offering our public shareholders redemption rights in connection therewith. In order to extend the time available for us to consummate our initial business combination, our sponsor or its affiliates or designees, upon ten days advance notice prior to the applicable deadline, must deposit into the trust account $600,000 ($0.10 per share) on or prior to the date of the applicable deadline, for each three month extension (or up to an aggregate of $1,800,000, or $0.30 per share if we extend for the full nine months). Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of our initial business combination. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the trust account released to us. If we do not complete a business combination, we will not repay such loans. There has been no loan agreement entered through December 31, 2023.

On December 1, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, TMT Merger Sub, Inc., a Cayman Islands exempted company and the Company’s wholly owned subsidiary, and ELong Power Holding Limited, a Cayman Islands exempted company (the “Target”). The Target develops disruptive battery technologies for commercial and specialty vehicles as well as energy storage systems, with research and development and production capabilities that span multiple battery cell chemistries, modules, and packs.

Upon consummation of the Merger, among other things, we will acquire all outstanding equity interests in the Target in exchange for our ordinary shares with a value of $450,000,000 (based on an assumed value of $10.00 per ordinary share of the Company). Upon the effective time of the Merger, all of the Class A Ordinary Shares, par value $0.00001 per share, of the Target and Class B Ordinary Shares  , par value $0.00001 per share, of the Target will be exchanged for 45,000,000 Class A Ordinary Shares (as defined below) and Class B Ordinary Shares (as defined below) of the Company respectively, less the number of the Company’s Class A Ordinary Shares reserved for issuance upon exercise of the Assumed Warrants   (as defined below), allocated among the Target’s shareholders on a pro rata basis.

On the closing date of the Merger, among other things and subject to receipt of the required shareholder approvals, we shall cause our memorandum and article of association to be amended and restated in such form to include the designation of the current Ordinary Shares as Class A Ordinary Shares and shall create the Class B Ordinary Shares to match the existing Target capitalization.

The Target currently has outstanding warrants, some of which may not be able to be exercised for Target Class A Ordinary Shares prior to the closing date of the Merger, as certain commercial and regulatory approvals needed in the People’s Republic of China for such holders of the warrants may not have been received. For that reason, if there are warrants outstanding on the Closing Date, we will assume such warrants (the “Assumed Warrants”) and reserve the number of Class A Ordinary Shares from the Initial Consideration that will be issuable pursuant to the warrants once exercised.

Accordingly, the accompanying consolidated financial statements has been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time. The Company cannot provide any assurance that its plans to consummate an Initial Business Combination will be successful. Based on the foregoing, management believes that the Company will not have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of the Initial Business Combination or one year from this filing. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. Any intercompany transactions and balances have been eliminated in consolidation.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2023, and December 31, 2022.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As on December 31, 2023, and December 31, 2022, the Company did not experience losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. Gains and losses resulting from the change in fair value of these securities is included in income earned on investment held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Net Income/(Loss) Per Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of December 31, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income/(loss) per share is the same as basic income/(loss) per share for the period presented.

The net income (loss) per share presented in the statements of operations is based on the following:

	For the year ended December 31, 2023	For the year ended December 31, 2022

Net income	$1,569,865	$(526)
Income earned on Trust Account	(2,260,478)	-
Accretion of carrying value to redemption value	(6,336,146)	-
Net loss including accretion of equity into redemption value	$(7,026,759)	$(526)

	For the year ended December 31, 2023		For the year ended December 31, 2022
	Redeemable	Non-Redeemable	Non-Redeemable
Particulars	Shares	Shares	Shares
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity	$(4,892,983)	$(2,133,776)	$(526)
Income earned on Trust Account	2,260,478	—	—
Accretion of temporary equity to redemption value	6,336,146	—	—
Allocation of net income/(loss)	$3,703,641	$(2,133,776)	$(526)

Denominators:
Weighted-average shares outstanding	4,553,425	1,985,699	1,500,000
Basic and diluted net income/(loss) per share	$0.81	$(1.07)	$(0.00)

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary share (including ordinary share that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary share features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2023, ordinary shares subject to possible redemption are presented at redemption value of $10.58 per share as temporary equity, outside of the shareholders’ equity section of the Company’s consolidated balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero. The Company allocates gross proceeds between the Public Shares and Public Rights based on their relative fair values.

As on December 31, 2023, the ordinary shares reflected in the consolidated balance sheet are reconciled in the following table:

Gross proceeds	$60,000,000
Less:
Proceeds allocated to Public Rights	(1,354,800)
Allocation of offering costs related to redeemable shares	(3,781,346)
Plus:
Accretion of carrying value to redemption value	6,336,146
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	2,260,478
Ordinary shares subject to possible redemption	$63,460,478

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s consolidated financial statements.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the consolidated balance sheets, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

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

Promissory Note — Related Party

On August 20, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was subsequently amended and restated on December 15, 2021 and June 27, 2022 to increase borrowings up to an aggregate principal amount of $500,000. During the year ended December 31, 2022, the Company converted $244,018 from due to related party to the Promissory Note. As of December 31, 2022 total outstanding balance under the Promissory Note was $444,018. The Promissory Note is non-interest bearing and payable on the earlier of (i) March 31, 2023, or (ii) the consummation of the IPO. In connection with the IPO, the balance of promissory note amounted to $444,018 was transferred as payment for private placement units purchased by related party. As of December 31, 2023, there is no amount outstanding under this promissory note.

Up to $1,800,000 of the loans made by our sponsor, our officers and directors, or our or their affiliates to us prior to or in connection with our initial business combination may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. The units would be identical to the placement units. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor, our officers and directors or an affiliate of theirs as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. As of December 31, 2023, there was no outstanding amount under such loan.

Due from/to Related Party

As of December 31, 2023, there was no amount due from the related party. Further, there is an amount of $10,000 due to the related party which pertains to the administration fee as of December 31, 2023.

Advisory Services Agreement

The Company engaged Ascendant Global Advisors (“Ascendant”) as an advisor in connection with the IPO and business combination, to assist in hiring consultants and other services providers in connection with the IPO and the business combination, assist in the preparation of consolidated financial statements and other relevant services to commence trading including filing the necessary documents as part of the transaction. Further, Ascendant will assist in preparing the Company for investor presentations, conferences for due diligence, deal structuring and term negotiations.

During the period from July 6, 2021 (inception) through December 31, 2021, $100,000 has been paid through sponsor as offering costs for these services. The cash fee of $50,000 was paid on the IPO date on March 30, 2023.

Administration fee

Commencing on the effective date of the registration statement, an affiliate of the Sponsor shall be allowed to charge the Company an allocable share of its overhead, up to $10,000 per month up to the close of the business combination, to compensate it for the Company’s use of its offices, utilities and personnel. An administration fee of $100,000 was recorded for the year ended December 31, 2023.

Note 6 - Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, Private Placement Units, and Units that may be issued upon conversion of working capital loans (and any ordinary shares issuable upon the exercise of the Private Placement Right and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of IPO requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to ordinary shares). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Finder’s Agreement

In April 2023, the Company entered into an agreement with a service provider to help introduce and identify potential targets and negotiate terms of potential Business Combination. In connection with this agreement, the Company will be required to pay a finder’s fee for such services, in an aggregate of 900,00 shares of the combined listing entity upon the closing of the Business Combination.

Engagement for Legal Services

The Company has a contingent fee arrangement with their legal counsel pursuant to which a flat fee of $600,000 is payable to the Company’s legal counsel in connection with the Business Combination. In the event that the actual legal fee exceeds $600,000, the Company will issue the exceeding amount in equity, at 25% discount to the closing price of the Business Combination.

Note 7 - Shareholders’ Equity

Preferred shares - The Company is authorized to issue 1,000,000 shares of preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2023 and December 31, 2022, there were no shares of preferred shares issued or outstanding.

Ordinary Shares - The Company was authorized to issue 150,000,000 Class A ordinary shares with a par value of $0.0001 per share and 10,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class A and Class B ordinary shares were entitled to one vote for each share.

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

As of December 31, 2023, there were 2,140,000 ordinary shares issued and outstanding, which does not include 225,000 ordinary shares forfeited as the over-allotment option was not exercised and includes 270,000 Representative Shares (Defined below) and 370,000 Private Placement Units. As of December 31, 2022, 1,725,000 ordinary shares were issued and outstanding, which included 225,000 ordinary shares subject to forfeiture.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted	Significant	Significant
		Prices in	Other	Other
	As of	Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment held in Trust Account	$63,460,478	$63,460,478	$—	$—

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

The fair value of the Representative Shares was estimated at March 30, 2023, to be $6.45 based on the fair value per common share as of March 30, 2023, multiplied by the probability of the Initial Business Combination. The following inputs were used to calculate the fair value:

Risk-free interest rate	4.67%
Expected term (years)	0.93
Dividend yield	0.00
Volatility	7.46%
Stock price	$9.77

Note 9 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statement was issued. Based upon review, the Company identified below subsequent events that require disclosure in the financial statements:

1.	On February 21, 2024, the Company put forward a proposal (Extension Amendment Proposal) to amend the Company’s Second Amended and Restated Memorandum and Articles of Association (the “A&R Memorandum and Articles”) in their entirety and the substitution in their place by the third amended and restated memorandum and articles of association of the Company (the “Third A&R Memorandum and Articles”), which provides that the Company may elect to extend the date by which the Company has to consummate a business combination (the “Combination Period”) for a total of up to seven (7) times, as follow: (i) one (1) time for an additional three (3) months from March 30, 2024 to June 30, 2024; and subsequently (ii) six (6) times for an additional one (1) month each time from June 30, 2024 to December 30, 2024, if requested by the Sponsor (as defined herein) and upon two calendar days’ advance notice prior to the applicable deadline. If the Extension Amendment Proposal is approved, the Sponsor or its designees will contribute to the Company as a loan, the lesser of (a) $165,000 or (b) $0.10 per public share that is not redeemed, for the additional three (3) month extension from March 30, 2024 to June 30, 2024 and the lesser of (x) $55,000 or (y) $0.03 per public share that is not redeemed, for each month during the subsequent additional one (1) month extensions from June 30, 2024 to December 30, 2024, that is needed to complete an initial business combination. Each Contribution will be deposited in the Trust Account on or prior to the date of the applicable deadline. Any Contribution is conditioned upon the implementation of the Extension Amendment Proposal. No Contribution will occur if the Extension Amendment Proposal is not approved. The amount of each Contribution will not bear interest to the Sponsor as a loan and will be repayable by the Company to the Sponsor or its designees upon consummation of the business combination. If it is opted not to utilize any remaining portion of the Extension, then the company will liquidate and dissolve promptly in accordance with our charter, and the Sponsor’s obligation to make additional contributions will terminate.

2.	On February 21, 2024, the Company also put forward a proposal to adjourn the extraordinary general meeting to a later date or dates if necessary, (i) to permit further solicitation and vote of proxies if, based upon the tabulated vote at the time of the Extraordinary General Meeting, there are insufficient Ordinary Shares represented to approve the Extension Amendment Proposal, (ii) if the holders of TMT’s public shares (the “Public Shareholders”) have elected to redeem an amount of shares in connection with the Extension Amendment such that TMT would not adhere to the continued listing requirements of the Nasdaq Stock Market LLC (“Nasdaq”), or (iii) if the Board determines before the Extraordinary General Meeting that it is not necessary or no longer desirable to proceed with the other proposal (the “Adjournment Proposal”).

3.	On February 27,2024 and April 1, 2024, the Company entered into promissory notes with eLong Power, in which eLong Power agreed to loan the Company up to $200,000 and $300,000, respectively, to be used for extension deposit. The amount of each promissory note will not bear interest and will be repayable by the Company to eLong Power or its registered designees or successors upon consummation of the Business Combination. Pursuant to the terms of the promissory notes, elong Power has the right, but not the obligation to convert the note, in whole or in part, into private units, each consisting of one ordinary share and one right to received two-tenth (2/10) of one ordinary shares upon the consummation of the Business Combination. The number of units to be received shall be an amount determined by dividing the sum of the outstanding principal amount payable by $10.00. In the case that the Company does not consummate the Business Combination, the note shall be repaid only from amounts other than the Trust Account funds, if any.

4.

On February 29, 2024, the Company entered into an Amended and Restated Agreement and Plan of Merger (the “A&R Merger Agreement”), by and among the Company, ELong Power Holding Limited, a Cayman Islands exempted company (the “Company”), and ELong Power Inc., a Cayman Islands exempted company and a wholly owned subsidiary of the Company (“Merger Sub”). The A&R Merger Agreement amends and restates that certain Agreement and Plan of Merger, by and among the Company, TMT Merger Sub, Inc., a Cayman Islands exempted company and a wholly owned subsidiary of the Company, and eLong Power, dated as of December 1, 2023 (the “Original Agreement”). The A&R Merger Agreement was entered into to modify the structure of the Merger while the overall economic terms of the Business Combination contained in the Original Agreement remain unchanged.

5.	On March 19, 2024, the Company issued an unsecure promissory note with no interest charge, with the principal amount of $300,000, to Xiaozhen Li, the major shareholder of the Sponsor. On March 21, 2024, Ms. Li completed the deposit of $300,000 into the Company’s working capital account.

6.	On March 28, 2024, the Company adjourned the Extraordinary General Meeting permanently since the Company did not have the votes to approve Extension Amendment Proposal. According to the Company’s Second Amended and Restated Memorandum and Article of Association, the Company’s sponsor or its affiliates or designees proceeded with extension by depositing $600,000 into the trust account for a three-month extension (unless the terms are otherwise subsequently amended by the shareholders of the Company), which was approved and evidenced by a board consent letter. On April 1, 2024, the Company transferred $300,000 from its working capital account to its Trust Account. On April 1, 2024, eLong Power deposited $300,000, into the Trust Account, evidenced by an unsecure promissory note with the principal amount of $300,000 dated April 1, 2024.

