Form 10-Q
period 2024-03-31
TMT Acquisition Corp.
filed 2024-05-20
CIK 1879851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to ________

Commission file number: 001-41667

TMT Acquisition Corp
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

420 Lexington Ave, Suite 2446 New York, NY 10170
(Address of principal executive offices, including zip code)

(347) 627-0058
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Units, each consisting of one ordinary share, par value $0.0001 per share, and one right	TMTCU	The Nasdaq Stock Market LLC
Ordinary shares, par value $0.0001 per share	TMTC	The Nasdaq Stock Market LLC
Rights, each right entitling the holder to receive two-tenths of one ordinary share upon the consummation of our initial business combination	TMTCR	The Nasdaq Stock Market LLC

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

As of May 20, 2024, 8,140,000 ordinary shares, par value $0.0001 per share, were issued and outstanding.

TMT Acquisition Corp

FORM 10-Q FOR QUARTER ENDED MARCH 31, 2024

2

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

TMT ACQUISITION CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024 (Unaudited)	December 31, 2023
ASSETS
Cash	$299,904	$46,778
Prepaid expenses	119,434	59,531
Total Current Assets	419,338	106,309

Investments held in Trust Account	64,258,206	63,460,478
Total Assets	$64,677,544	$63,566,787

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued liabilities	$558,968	$399,020
Due to related party	10,000	10,000
Convertible note – related party	300,000	-
Convertible note – others	200,000	-
Total Current Liabilities	1,068,968	409,020
Total Liabilities	1,068,968	409,020

Commitments and contingencies (Note 6)
Redeemable Shares:
Ordinary shares subject to possible redemption, 6,000,000 shares at redemption value of $10.71 and $10.58 per share as of March 31, 2024 and December 31, 2023, respectively	64,258,206	63,460,478

Shareholders’ Deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Ordinary shares, $0.0001 par value; 150,000,000 shares authorized; 2,140,000 and 2,140,000 shares issued and outstanding on March 31, 2024, and December 31, 2023, respectively	214	214
Additional paid-in capital	-	-
Accumulated Deficit	(649,844)	(302,925)
Total Shareholders’ Deficit	(649,630)	(302,711)
Total Liabilities and Shareholders’ Deficit	$64,677,544	$63,566,787

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TMT ACQUISITION CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the three months ended March 31, 2024 and 2023

	For the three months ended March 31, 2024	For the three months ended March 31, 2023
Administrative fee – related party	$30,000	$10,000
Formation and operating costs	316,919	87,180
Loss from operations	$(346,919)	$(97,180)

Other income:
Income from investments held in Trust Account	797,728	-

Net Income (loss)	$450,809	$(97,180)

Weighted average shares outstanding of redeemable ordinary shares	6,000,000	133,333
Basic and diluted net income per share, redeemable ordinary shares	$0.09	$43.62
Weighted average shares outstanding of non-redeemable ordinary shares	2,140,000	1,514,222
Basic and diluted net loss per share, non-redeemable ordinary shares	$(0.04)	$(3.90)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TMT ACQUISITION CORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S (DEFICIT)/EQUITY (UNAUDITED)

For the three months ended March 31, 2024 and 2023

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2023	1,725,000	$173	$24,827	$(9,897)	$15,103
Proceeds from sale of public units	6,000,000	600	59,999,400	-	60,000,000
Proceeds from sale of private placement units	370,000	37	3,699,963	-	3,700,000
Underwriter’s commission on sale of public units	-	-	(1,200,000)	-	(1,200,000)
Representative shares issued	270,000	27	1,741,473	-	1,741,500
Other offering costs	-	-	(2,668,701)	-	(2,668,701)
Initial measurement of Ordinary shares Subject to Redemption under ASC 480-10-S99 against additional paid-in capital	(6,000,000)	(600)	(58,644,600)	-	(58,645,200)
Allocation of offering costs to ordinary shares subject to redemption	-	-	3,781,346	-	3,781,346
Deduction for increases of carrying value of redeemable shares	-	-	(6,336,146)	-	(6,336,146)
Forfeiture of ordinary shares	(225,000)	(23)	23	-	-
Net loss	-	-	-	(97,180)	(97,180)
Balance as of March 31, 2023	2,140,000	$214	$397,585	$(107,077)	$290,722

	Ordinary Shares	Amount	Additional Paid-In capital	Accumulated Deficit	Total Shareholders’ Deficit

Balance as of January 1, 2024	2,140,000	$214	$-	$(302,925)	$(302,711)

Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	-	-	-	(797,728)	(797,728)
Net income	-	-	-	450,809	450,809
Balance as of March 31, 2024	2,140,000	$214	$-	$(649,844)	$(649,630)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TMT ACQUISITION CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the three months ended March 31, 2024 and 2023

	Three months ended March 31, 2024	Three months ended March 31, 2023
Cash flows from operating activities:
Net income (loss)	$450,809	$(97,180)
Income from investments held in trust account	(797,728)	-
Changes in current assets and liabilities:
Due to related party	-	10,000
Prepaid expenses	(59,903)	(122,105)
Accrued liabilities	159,948	148,693
Net cash used in operating activities	$(246,874)	$(60,592)

Cash flows from investing activities:
Cash deposited into Trust Account	$-	$(61,200,000)
Net cash used in investing activities	$-	$(61,200,000)

Cash flows from financing activities:
Proceeds from sale of ordinary shares	$-	$60,000,000
Proceeds from private placement	-	3,221,664
Payment of underwriter’s discount	-	(1,200,000)
Proceeds from convertible note - related party	300,000	-
Proceeds from convertible note – others	200,000	-
Payments of offering costs	-	(483,918)
Net cash provided by financing activities	$500,000	$61,537,746

Net change in cash	$253,126	$277,154
Cash at beginning of period	46,778	47,478
Cash at end of period	$299,904	$324,632

Supplemental cash flow information:
Deferred offering costs charged to APIC	$-	$2,668,701
Note payable to related party converted to subscription of private placement	$-	$444,018
Receivable from the related party for purchase of the private placement	$-	$34,318
Allocation of offering costs to ordinary shares subject to redemption	$-	$3,781,346
Reclassification of ordinary shares subject to redemption	$-	$58,645,200
Remeasurement adjustment on ordinary shares subject to possible redemption	$797,728	$6,336,146
Issuance of representative shares at fair value	$-	$1,741,500
Forfeiture of ordinary shares	$-	$23

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TMT ACQUISITION CORP

Notes to the UNAUDITED CONDENSED consolidated financial statementS

NOTE 1 — ORGANIZATION AND BUSINESS OPERATIONS

TMT Acquisition Corp (the “Company”) was incorporated in the Cayman Islands on July 6, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses.

The Company is not limited to a particular industry or sector for purposes of consummating a business combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2024, the Company had not commenced any operations. All activity from July 6, 2021 (inception) through March 31, 2024 relates to the Company’s formation and the Initial Public Offering (“IPO”) and post-offering activities in search for a target to consummate a business combination, which is described below. The Company will not generate any operating revenues until after the completion of an initial business combination, at the earliest. The Company generated non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a shareholder meeting called to approve the business combination or (ii) by means of a tender offer in connection with the business combination. The decision as to whether the Company will seek shareholder approval of a business combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.20 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). The Public Shares subject to redemption was recorded at a redemption value and classified as temporary equity upon the completion of the IPO in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

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

As of March 31, 2024, the Company had $299,904   in its operating bank account and a working capital deficit of $649,630. Subsequent to the consummation of the IPO, the Company expects that it will need additional capital to satisfy its liquidity needs beyond the net proceeds from the consummation of the IPO and the proceeds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the initial business combination.

In addition, in order to finance transaction costs in connection with a business combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan us funds as may be required.

Pursuant to our amended and restated memorandum and articles of association, we may extend the period of time to consummate a business combination up to three times, each by an additional three months (for a total of up to 21 months to complete a business combination) without submitting such proposed extensions to our shareholders for approval or offering our public shareholders redemption rights in connection therewith. In order to extend the time available for us to consummate our initial business combination, our sponsor or its affiliates or designees, upon ten days advance notice prior to the applicable deadline, must deposit into the trust account $600,000 ($0.10 per share) on or prior to the date of the applicable deadline, for each three month extension (or up to an aggregate of $1,800,000, or $0.30 per share if we extend for the full nine months). Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of our initial business combination. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the trust account released to us. If we do not complete a business combination, we will not repay such loans. As of March 31, 2024, the outstanding balance under such loan is $300,000.

On December 1, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, TMT Merger Sub, Inc., a Cayman Islands exempted company and a wholly owned subsidiary of the Company, and eLong Power Holding Limited, a Cayman Islands exempted company (“Elong”). Pursuant to such a merger agreement, the corporate existence of TMT Merger Sub will cease. Upon consummation of the Merger (the “Closing”), among other things, the Company will acquire all outstanding equity interests in Elong in exchange for ordinary shares of the Company with a value of $450,000,000 (based on an assumed value of $10.00 per ordinary share of the Company). Upon the effective time of the Merger (the “Effective Time”), all of the Class A Ordinary Shares, par value $0.00001 per share, of Elong (the “Elong Class A Ordinary Shares”) and Class B Ordinary Shares, par value $0.00001 per share, of Elong (the “Elong Class B Ordinary Shares”) will be exchanged for 45,000,000 Company’s Class A Ordinary Shares and Company’s Class B Ordinary (the “Initial Consideration”), respectively, less the number of Company’s Class A Ordinary Shares reserved for issuance upon exercise of the Assumed Warrants (as defined below), allocated among Elong’s shareholders on a pro rata basis.

Elong currently has outstanding warrants (“Elong Warrants”), some of which may not be able to be exercised for Elong Class A Ordinary Shares prior to the Closing as certain commercial and regulatory approvals needed in the People’s Republic of China for such holders of Elong Warrants may not have been received. For that reason, if there are Elong Warrants outstanding at Closing, the Company will assume such Elong Warrants (the “Assumed Warrants”) and reserve the number of Company Class A Ordinary Shares from the Initial Consideration that will be issuable pursuant to the Elong Warrants once exercised.

On February 27, 2024, the Company issued a convertible note to Elong with a principal amount of $200,000 (the “Convertible Note 1”) in order to finance its transaction costs in relation to its initial business combination. The Convertible Note 1 bears no interest and is repayable in full upon consummation of the business combination. Elong may, at its election, convert the Convertible Note 1, in whole or in part, into TMT units, provided that written notice of such intention is given to TMT at least two business days prior to the consummation of the business combination. The number of TMT units to be received by Elong in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to Elong by (y) $10.00. Each TMT unit consists of one TMT ordinary share and one right to receive two-tenths (2/10) of one TMT ordinary share.

On February 29, 2024, the Company entered into an Amended and Restated Agreement and Plan of Merger (the “A&R Merger Agreement”), by and among the Company, Elong, and ELong Power Inc., a Cayman Islands exempted company and a wholly owned subsidiary of Elong (“Merger Sub”). The A&R Merger Agreement amends and restates the Merger Agreement. The A&R Merger Agreement was entered into to modify the structure of the Merger as described below, while the overall economic terms of the business combination contained in the Merger Agreement remain unchanged.

Immediately prior to the effective time (the “Effective Time”) of the Merger, Elong will effect a reverse share split of Elong Class A Ordinary Shares and Elong Class B Ordinary Shares (together, “Elong Ordinary Shares”), such that, immediately thereafter, Elong will have forty-five million (45,000,000) Elong Ordinary Shares, issued and outstanding, comprising thirty-nine million four hundred and seventeen thousand and seventy-eight (39,417,078) Elong Class A Ordinary Shares and five million five hundred and eighty-two thousand nine hundred and twenty-two (5,582,922) Elong Class B Ordinary Shares issued and outstanding, less the number of shares reserved for issuance upon exercise of the Elong Warrants. The ratio of the reverse share split is based on a valuation of Elong of four hundred and fifty million U.S. Dollars ($450,000,000).

On March 19, 2024, the Company issued a convertible note to Ms. Xiaozhen Li with a principal amount of $300,000 (“Convertible Note 2”) in order to finance its transaction costs in relation to its initial business combination. Ms. Li is a limited partner of Company’s sponsor entity, 2TM Holding LP, a Delaware limited partnership. The Convertible Note 2 bears no interest and is repayable in full upon consummation of the business combination. Ms. Li may, at her election, convert the Convertible Note 2, in whole or in part, into TMT units, provided that written notice of such intention is given to TMT at least two business days prior to the consummation of the business combination. The number of TMT units to be received by Ms. Li in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to Ms. Li by (y) $10.00. Each TMT unit consists of one TMT ordinary share and one right to receive two-tenths (2/10) of one TMT ordinary share. The amount of $300,000 was subsequently transferred into the Company’s trust account on April 1, 2024 (the “Sponsor Extension Fee”).

Accordingly, the accompanying unaudited condensed consolidated financial statements has been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time. The Company cannot provide any assurance that its plans to consummate an initial business combination will be successful. Based on the foregoing, management believes that the Company will not have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of the initial business combination or one year from this filing. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the period ended March 31, 2024 are not necessarily indicative of the results that may be expected through December 31, 2024. All intercompany accounts and transactions are eliminated upon consolidation. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on April 12, 2024.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had a cash balance of $299,904 and $46,778 as of March 31, 2024 and December 31, 2023, respectively. The Company did not have any cash equivalents as of March 31, 2024, and December 31, 2023.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of March 31, 2024, and December 31, 2023, the Company did not experience losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Offering costs were $3,868,701 consisting principally of underwriting, legal, and other expenses incurred through the balance sheet date that are related to the IPO and are charged to shareholders’ equity upon the completion of the IPO. Out of $3,868,701, $3,781,346 was allocated to public shares which are subject to redemption based on the estimated fair value of the public shares on the IPO date.

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

Convertible Note

On February 27, 2024, the Company issued a convertible note to Elong with a principal amount of $200,000 (“Convertible Note 1”) in order to finance its transaction costs in relation to its initial business combination. The note bears no interest and is repayable in full upon consummation of the business combination. Elong may, at its election, convert the note, in whole or in part, into TMT units, provided that written notice of such intention is given to TMT at least two (2) business days prior to the consummation of the business combination. The number of TMT units to be received by Elong in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to Elong by (y) $10.00. Each TMT unit consists of one (1) TMT ordinary share and one (1) right to receive two-tenths (2/10) of one (1) TMT ordinary share.

On March 19, 2024, the Company issued one convertible note to Ms. Xiaozhen Li who is the related party of the Company with principal amount of $300,000, see Note 5 for details.

On April 1, 2024 and May 9, 2024, the Company issued another two convertible notes to Elong with principal amount of $300,000 for each of the note. See Note 9 for details.

The accounting treatment of convertible notes issued is determined pursuant to the guidance provided by ASC 470, Debt and Accounting Standards Update (“ASU”) ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06)”. The bifurcation of conversion feature from the debt host is not required.

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

The net income (loss) per share presented in the unaudited consolidated statements of operations is based on the following:

	For the three months ended March 31, 2024	For the three months ended March 31, 2023

Net income	$450,809	$(97,180)
Income earned on Trust Account	(797,728)	-
Accretion of carrying value to redemption value	-	(6,336,146)
Net loss including accretion of equity into redemption value	$(346,919)	$(6,433,326)

	Three months ended March 31, 2024		Three months ended March 31, 2023
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
Particulars	Shares	Shares	Shares	Shares
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity	(255,714)	(91,205)	(520,636)	(5,912,690)
Income earned on Trust Account	797,728	—	—	—
Accretion of temporary equity to redemption value	—	—	6,336,146	—
Allocation of net income/(loss)	542,014	(91,205)	5,815,510	(5,912,690)

Denominators:
Weighted-average shares outstanding	6,000,000	2,140,000	133,333	1,514,222
Basic and diluted net income/(loss) per share	0.09	(0.04)	43.62	(3.90)

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary share (including ordinary share that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary share features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2024, ordinary shares subject to possible redemption are presented at redemption value of $10.71 per share as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited consolidated balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero. The Company allocates gross proceeds between the Public Shares and Public Rights based on their relative fair values.

At March 31, 2024 and December 31, 2023, the ordinary shares reflected in the unaudited condensed consolidated balance sheets are reconciled in the following table:

Ordinary shares subject to possible redemption at December 31, 2023	$63,460,478
Plus:
Accretion for ordinary shares subject to redemption (income earned on trust account)	797,728
Ordinary shares subject to possible redemption at March 31, 2024	$64,258,206

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed consolidated financial statements.

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for the fiscal years beginning after December 15, 2023, and interim periods within those fiscal year for smaller reporting companies. The Company adopted this new guidance on January 1, 2024. The Company has four convertible notes in 2024, and it did not have any convertible notes before January 1, 2024. There was no impact on the Company’s consolidated financial statements after this adoption.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

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

Related Party Promissory Note and Convertible Note

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

On March 19, 2024, the Company issued a convertible Promissory Note to Ms. Xiaozhen Li with a principal amount of $300,000 (“Convertible Note 2”) in order to finance its transaction costs in relation to its initial business combination. Ms. Li is a limited partner of the Company’s sponsor entity, 2TM Holding LP, a Delaware limited partnership. The Convertible Note 2 bears no interest and is repayable in full upon consummation of the business combination. Ms. Li may, at her election, convert the Convertible Note 2, in whole or in part, into TMT units, provided that written notice of such intention is given to TMT at least two (2) business days prior to the consummation of the business combination. The number of TMT units to be received by Ms. Li in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to Ms. Li by (y) $10.00. Each TMT unit consists of one (1) TMT ordinary share and one (1) right to receive two-tenths (2/10) of one (1) TMT ordinary share.

As of March 31, 2024, there is an amount of $300,000 outstanding as loans in the form of convertible note – related party.

Due from/to Related Party

As of March 31, 2024 and December 31, 2023, there was no amount due from related party. Further, there is an amount of $10,000 due to related party which pertains to the administration fee for both the period as of March 31, 2024 and December 31, 2023.

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

During the period from July 6, 2021 (inception) through December 31, 2021, $100,000 has been paid through sponsor as offering costs for these services. The cash fee of $50,000 was paid on the IPO date on March 30, 2023. No further service fee was incurred after the IPO.

Administration fee

Commencing on the effective date of the registration statement, an affiliate of the Sponsor shall be allowed to charge the Company an allocable share of its overhead, up to $10,000 per month up to the close of the business combination, to compensate it for the Company’s use of its offices, utilities and personnel. An administration fee of $30,000 and $10,000 was recorded for the three months ended March 31, 2024 and 2023 respectively.

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

The A&R Merger Agreement contemplates that, at or prior to the Closing, the Sponsor and certain Elong shareholders have, or will prior to Closing, enter into a registration rights agreement with Elong (the “New Registration Rights Agreement”), in a form agreed to by the parties to such agreement, provided that such agreement will have customary terms and conditions including at least three (3) sets of demand registration rights and piggyback rights. In addition, prior to the Closing, in connection with the entry into the New Registration Rights Agreements, the Company shall cause to be terminated all existing registration rights agreements entered into between the Company and any other party, including the Sponsor. No parties to any such terminated registration rights agreements shall have any further rights or obligations thereunder.

Finder’s Agreement

In April 2023, the Company entered into a consultant agreement with a service provider to help introduce and identify potential targets and negotiate terms of potential business combination. In connection with this agreement, the Company will be required to pay a finder’s fee for such services, in an aggregate of 900,00 shares of the combined listing entity upon the closing of the business combination.

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

Note 7 - Shareholder’s Equity

Preferred shares - The Company is authorized to issue 1,000,000 shares of preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2024 and December 31, 2023, there were no shares of preferred shares issued or outstanding.

Ordinary Shares - The Company was authorized to issue 150,000,000 Class A ordinary shares with a par value of $0.0001 per share and 10,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class A and Class B ordinary shares were entitled to one vote for each share.

As of March 31, 2024 and December 31, 2023, there were 2,140,000 ordinary shares issued and outstanding for both the periods, which does not include 225,000 ordinary shares forfeited as the over-allotment option was not exercised and includes 270,000 Representative Shares and 370,000 Private Placement Units.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted	Significant	Significant
		Prices in	Other	Other
	As of	Active	Observable	Unobservable
	March 31,	Markets	Inputs	Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment held in Trust Account	$64,258,206	$64,258,206	$—	$—

		Quoted	Significant	Significant
		Prices in	Other	Other
	As of	Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment held in Trust Account	$63,460,478	$63,460,478	$—	$—

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

The fair value of the Representative Shares was estimated at March 30, 2023 to be $6.45 based on the fair value per common share as of March 30, 2023 multiplied by the probability of the initial business combination. The following inputs were used to calculate the fair value:

Risk-free interest rate	4.67%
Expected term (years)	0.93
Dividend yield	0.00
Volatility	7.46%
Stock price	$9.77
Probability of completion of business combination	70%

Note 9 - Subsequent Events

The Company evaluated subsequent events and transaction that occurred after the balance sheet date up to the date these unaudited consolidated financial statements were issued. Based on review, management identified the following subsequent event that is required disclosure in the financial statements:

(1)	On April 1, 2024, Elong deposited $300,000 into the trust account of the Company (the “Elong Extension Fee,” together with the Sponsor Extension Fee, the “Extension Fee”). The Extension Fee extends the timeline to complete a business combination for an additional three months from March 30, 2024 to June 30, 2024 (the “Extension”). Such deposit of the Elong Extension Fee is evidenced by an unsecured promissory note in the principal amount of $300,000 issued to Elong (“Convertible Note 3”). Such Convertible Note 3 bears no interest and is repayable in full upon consummation of the business combination. Elong may, at its election, convert the Convertible Note 3, in whole or in part, into the Company’s units, provided that written notice of such intention is given to the Company at least two business days prior to the consummation of the business combination. The number of the Company’s units to be received by Elong in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to Elong by (y) $10.00. Each unit of the Company consists of one ordinary share of the Company and one right to receive two-tenths (2/10) of one ordinary share of the Company.

(2)	On May 9, 2024, the Company issued an unsecured promissory note with no interest, with the principal amount of $300,000, to Elong (“Convertible Note 4”). Such Convertible Note 4 is repayable in full upon consummation of the business combination. Elong may, at its election, convert the Convertible Note 4, in whole or in part, into the Company’s units, provided that written notice of such intention is given to the Company at least two business days prior to the consummation of the business combination. The number of the Company’s units to be received by Elong in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to Elong by (y) $10.00. Each unit of the Company consists of one ordinary share of the Company and one right to receive two-tenths (2/10) of one ordinary share of the Company.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “our,” “us” or “we” refer to TMT Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes related thereto. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

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

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception to March 31, 2024, have been organizational activities and those necessary to consummate the Initial Public Offering (“IPO”) and activities for the initial business combination, described below. Following our IPO, we will not generate any operating revenues until the completion of our initial business combination. We generated non-operating income in the form of interest income after the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2024, we had a net income of $450,809, which consists of income from trust of $797,728 being net off by loss of $316,919 derived from formation and operating costs and of $30,000 derived from administrative fees.

For the three months ended March 31, 2023, we had a net loss of $97,180, which consists of a loss of $97,180 derived from formation and operating costs.

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

Following the closing of our IPO, an aggregate of $61,200,000 ($10.20 per Unit) from the net proceeds and the sale of the Private Placement Units was held in a Trust Account (“Trust Account”). As of March 31, 2024, we had marketable securities held in the Trust Account of $64,258,206 consisting of securities held in a treasury trust fund that invests in United States government treasury bills, bonds or notes with a maturity of 180 days or less. We intend to use substantially the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less amounts released to us for taxes payable) to complete our initial business combination. We may withdraw interest to pay taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest income earned on the amount in the Trust Account (if any) will be sufficient to pay our taxes. Through March 31, 2024, we did not withdraw any income earned on the Trust Account to pay our taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2024, we had a cash balance of $299,904 and a working capital deficit of $649,630. Subsequent to the consummation of the IPO, the Company expects that it will need additional capital to satisfy its liquidity needs beyond the net proceeds from the consummation of the IPO and the proceeds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the initial business combination. Although certain of the Company’s initial shareholders, officers and directors or their affiliates have committed to loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, there is no guarantee that the Company will receive such funds.

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

On December 1, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, TMT Merger Sub, Inc., a Cayman Islands exempted company and a wholly owned subsidiary of the Company, and eLong Power Holding Limited, a Cayman Islands exempted company (“Elong”). Pursuant to such a merger agreement, the corporate existence of TMT Merger Sub will cease. Upon consummation of the Merger (the “Closing”), among other things, the Company will acquire all outstanding equity interests in Elong in exchange for ordinary shares of the Company with a value of $450,000,000 (based on an assumed value of $10.00 per ordinary share of the Company). Upon the effective time of the Merger (the “Effective Time”), all of the Class A Ordinary Shares, par value $0.00001 per share, of Elong (the “Elong Class A Ordinary Shares”) and Class B Ordinary Shares, par value $0.00001 per share, of Elong (the “Elong Class B Ordinary Shares”) will be exchanged for 45,000,000 Company’s Class A Ordinary Shares and Company’s Class B Ordinary (the “Initial Consideration”), respectively, less the number of Company’s Class A Ordinary Shares reserved for issuance upon exercise of the Assumed Warrants (as defined below), allocated among Elong’s shareholders on a pro rata basis.

On February 27, 2024, the Company issued a convertible note to Elong with a principal amount of $200,000 in order to finance its transaction costs in relation to its initial business combination. Please refer to Note 1 - Organization and Business Operations section of the notes to the unaudited condensed consolidated financial statements.

On February 29, 2024, the Company entered into an Amended and Restated Agreement and Plan of Merger (the “A&R Merger Agreement”), by and among the Company, Elong and ELong Power Inc., a Cayman Islands exempted company and a wholly owned subsidiary of Elong (“Merger Sub”). The A&R Merger Agreement amends and restates the Merger Agreement. The A&R Merger Agreement was entered into to modify the structure of the Merger as described below, while the overall economic terms of the business combination contained in the Merger Agreement remain unchanged.

Immediately prior to the effective time (the “Effective Time”) of the Merger, Elong will effect a reverse share split of Elong Class A Ordinary Shares and Elong Class B Ordinary Shares (together, “Elong Ordinary Shares”), such that, immediately thereafter, Elong will have forty-five million (45,000,000) Elong Ordinary Shares, issued and outstanding, comprising thirty-nine million four hundred and seventeen thousand and seventy-eight (39,417,078) Elong Class A Ordinary Shares and five million five hundred and eighty-two thousand nine hundred and twenty-two (5,582,922) Elong Class B Ordinary Shares issued and outstanding, less the number of shares reserved for issuance upon exercise of the Elong Warrants. The ratio of the reverse share split is based on a valuation of Elong of four hundred and fifty million U.S. Dollars ($450,000,000).

On the closing date of the Merger, among other things and subject to receipt of the required shareholder approvals, we shall cause our memorandum and article of association to be amended and restated in such form to include the designation of the current Ordinary Shares as Class A Ordinary Shares and shall create the Class B Ordinary Shares to match the existing Target capitalization.

Elong currently has outstanding warrants (“Elong Warrants”), some of which may not be able to be exercised for Elong Class A Ordinary Shares prior to the Closing as certain commercial and regulatory approvals needed in the People’s Republic of China for such holders of Elong Warrants may not have been received. For that reason, if there are Elong Warrants outstanding at Closing, the Company will assume such Elong Warrants (the “Assumed Warrants”) and reserve the number of Company Class A Ordinary Shares from the Initial Consideration that will be issuable pursuant to the Elong Warrants once exercised.

On March 19, 2024, the Company issued a convertible Promissory Note to Ms. Xiaozhen Li with a principal amount of $300,000 in order to finance its transaction costs in relation to its initial business combination. Please refer to Note 1 - Organization and Business Operations section of the notes to the unaudited condensed consolidated financial statements.

Accordingly, the accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management plans to address this uncertainty during period leading up to the initial business combination. The Company cannot provide any assurance that its plans to raise capital or to consummate an initial business combination will be successful. Based on the foregoing, management believes that the Company lacks the financial resources it needs to sustain operations for a reasonable period of time. Moreover, management’s plans to consummate the initial business combination may not be successful. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Related Party Transactions

Please refer to Note 5 - Related Parties section of the notes to the unaudited condensed consolidated financial statements.

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for the fiscal years beginning after December 15, 2023, and interim periods within those fiscal year for smaller reporting companies. The Company adopted this new guidance on January 1, 2024. The Company has four convertible notes in 2024, and it did not have any convertible notes before January 1, 2024. There was no impact on the Company’s consolidated financial statements after this adoption.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets. The Company has obligations towards the loans raised in the form of convertible notes from the sponsor and unrelated party.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of March 31, 2024, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO and the sale of the private placement units held in the trust account have invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s lack of qualified SEC reporting professional. As a result, we performed additional analysis as deemed necessary to ensure that our consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented. Management intends to continue implement remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we intend to expand and improve our review process for complex securities and related accounting standards. We have improved this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than as previously reported in our Current Reports on Form 8-K, or prior periodic reports, we did not sell any unregistered equity securities during the three-month period ended March 31, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS.

(a) The following documents are filed as exhibits to this Quarterly Report:

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TMT Acquisition Corp

Dated: May 20, 2024	By:	/s/ Dajiang Guo
	Name:	Dajiang Guo
	Title:	Chief Executive Officer and Chairman (Principal Executive Officer)

Dated: May 20, 2024	By:	/s/ Jichuan Yang
	Name:	Jichuan Yang
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

