Form 10-Q
period 2024-06-30
TMT Acquisition Corp.
filed 2024-08-19
CIK 1879851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2024

or

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

As of August 19, 2024, 8,140,000 ordinary shares, par value $0.0001 per share, were issued and outstanding.

TMT Acquisition Corp

FORM 10-Q FOR QUARTER ENDED JUNE 30, 2024

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	F-1
	Condensed Consolidated Balance Sheets as of June 30, 2024 (unaudited) and December 31, 2023	F-1
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2024 and June 30, 2023 (unaudited)	F-2
	Condensed Consolidated Statements of Changes in Shareholders’ Equity/(Deficit) for the three and six months ended June 30, 2024 and June 30, 2023 (unaudited)	F-3
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and June 30, 2023 (unaudited)	F-4
	Notes to Condensed Consolidated Interim Financial Statements	F-5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	6
Item 4.	Control and Procedures	6

PART II - OTHER INFORMATION

Item 1.	Legal Proceeding	8
Item 1A.	Risk Factors	8
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	8
Item 3.	Defaults Upon Senior Securities	8
Item 4.	Mine Safety Disclosures	8
Item 5.	Other Information	8
Item 6.	Exhibits.	8

SIGNATURES		9

2

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

TMT ACQUISITION CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024 (Unaudited)	December 31, 2023
ASSETS
Cash	$683	$46,778
Prepaid expenses	82,405	59,531
Total Current Assets	83,088	106,309

Investments held in Trust Account	65,455,907	63,460,478
Total Assets	$65,538,995	$63,566,787

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued liabilities	$678,953	$399,020
Due to related party	144,225	10,000
Convertible note – related party	300,000	-
Convertible note – others	500,000	-
Total Current Liabilities	1,623,178	409,020
Total Liabilities	1,623,178	409,020

Commitments and contingencies (Note 6)
Redeemable Shares:
Ordinary shares subject to possible redemption, 6,000,000 shares at redemption value of $10.91 and $10.58 per share as of June 30, 2024 and December 31, 2023, respectively	65,455,907	63,460,478

Shareholders’ Deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Ordinary shares, $0.0001 par value; 150,000,000 shares authorized; 2,140,000 shares issued and outstanding on June 30, 2024, and December 31, 2023	214	214
Additional paid-in capital	-	-
Accumulated Deficit	(1,540,304)	(302,925)
Total Shareholders’ Deficit	(1,540,090)	(302,711)
Total Liabilities and Shareholders’ Deficit	$65,538,995	$63,566,787

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TMT ACQUISITION CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the three and six months ended June 30, 2024 and 2023

	For the three months ended June 30, 2024	For the three months ended June 30, 2023	For the six months ended June 30, 2024	For the six months ended June 30, 2023

Administrative fee – related party	$30,000	$30,000	$60,000	$40,000
Formation and operating costs	260,460	103,823	577,379	191,003
Total Expenses	$(290,460)	$(133,823)	$(637,379)	$(231,003)
Other Income
Income from investments held in Trust Account	$597,701	$602,526	$1,395,429	$602,526
Net Income	$307,241	$468,703	$758,050	$371,523

Weighted average shares outstanding of redeemable ordinary shares	6,000,000	6,000,000	6,000,000	3,082,873
Basic and diluted net income per share, redeemable ordinary shares	$0.09	$0.08	$0.18	$0.91
Weighted average shares outstanding of non-redeemable ordinary shares	2,140,000	2,140,000	2,140,000	1,828,840
Basic and diluted net loss per share, non-redeemable ordinary shares	$(0.11)	$(0.02)	$(0.15)	$(1.34)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TMT ACQUISITION CORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S (DEFICIT)/EQUITY (UNAUDITED)

For the three and six months ended June 30, 2024 and 2023

	Ordinary Shares	Amount	Additional paid-in capital	Accumulated deficit	Total Shareholders’ Deficit
Balance as of January 1, 2024	2,140,000	$214	$-	$(302,925)	$(302,711)
Subsequent measurement of ordinary shares subject to possible redemption	-	-	-	(797,728)	(797,728)
Net income	-	-	-	450,809	450,809
Balance as of March 31, 2024	2,140,000	$214	$-	$(649,844)	$(649,630)
Subsequent measurement of ordinary shares subject to possible redemption	-	-	-	(1,197,701)	(1,197,701)
Net income	-	-	-	307,241	307,241
Balance as of June 30, 2024	2,140,000	$214	$-	$(1,540,304)	$(1,540,090)

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity

Balance as of January 1, 2023	1,725,000	$173	$24,827	$(9,897)	$15,103
Proceeds from sale of public units	6,000,000	600	59,999,400	-	60,000,000
Proceeds from sale of private placement units	370,000	37	3,699,963	-	3,700,000
Underwriter’s commission on sale of public units	-	-	(1,200,000)	-	(1,200,000)
Representative shares issued	270,000	27	1,741,473	-	1,741,500
Other offering costs	-	-	(2,668,701)	-	(2,668,701)
Initial measurement of Ordinary shares Subject to Redemption under ASC 480-10-S99 against additional paid-in capital	(6,000,000)	(600)	(58,644,600)	-	(58,645,200)
Allocation of offering costs to ordinary shares subject to redemption	-	-	3,781,346	-	3,781,346
Deduction for increases of carrying value of redeemable shares	-	-	(6,336,146)	-	(6,336,146)
Forfeiture of ordinary shares	(225,000)	(23)	23	-	-
Net loss	-	-	-	(97,180)	(97,180)
Balance as of March 31, 2023	2,140,000	$214	$397,585	$(107,077)	$290,722
Subsequent measurement of ordinary shares subject to possible redemption (interest earned on trust account)	-	-	-	(602,526)	(602,526)
Net income	-	-	-	468,703	468,703
Balance as of June 30, 2023	2,140,000	$214	$397,585	$(240,990)	$156,899

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TMT ACQUISITION CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the six months ended June 30, 2024 and 2023

	For the six months ended June 30, 2024	For the six months ended June 30, 2023
Cash flows from operating activities:
Net income	$758,050	$371,523
Income from investments held in trust account	(1,395,429)	(602,526)
Changes in current assets and liabilities:
Due to related party	134,225	10,000
Prepaid expenses	(22,874)	(135,011)
Accrued liabilities	279,933	86,977
Net cash used in operating activities	$(246,095)	$(269,037)

Cash flows from investing activities:
Cash deposited into Trust Account	$(600,000)	$(61,200,000)
Net cash used in investing activities	$(600,000)	$(61,200,000)

Cash flows from financing activities:
Proceeds from sale of ordinary shares	$-	$60,000,000
Proceeds from private placement	-	3,221,664
Payment of underwriter’s discount	-	(1,200,000)
Proceeds from convertible note - related party	300,000	-
Proceeds from convertible note – others	500,000	-
Payments of offering costs	-	(483,918)
Net cash provided by financing activities	$800,000	$61,537,746

Net change in cash	$(46,095)	$68,709
Cash at beginning of period	46,778	47,478
Cash at end of period	$683	$116,187

Supplemental cash flow information:
Deferred offering costs charged to APIC	$-	$2,668,701
Note payable to related party converted to subscription of private placement	$-	$444,018
Receivable from the related party for purchase of the private placement	$-	$34,318
Allocation of offering costs to ordinary shares subject to redemption	$-	$3,781,346
Reclassification of ordinary shares subject to redemption	$-	$58,645,200
Remeasurement adjustment on ordinary shares subject to possible redemption	$1,995,429	$6,336,146
Issuance of representative shares at fair value	$-	$1,741,500
Forfeiture of ordinary shares	$-	$23

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

As of June 30, 2024, the Company had not commenced any operations. All activity from July 6, 2021 (inception) through June 30, 2024 relates to the Company’s formation, the Initial Public Offering (“IPO”) and post-offering activities in search for a target to consummate a business combination, which is described below. The Company will not generate any operating revenues until after the completion of an initial business combination, at the earliest. The Company generated non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The Company’s ability to commence operations is dependent upon financial resources obtained through an IPO of 6,000,000 units on March 27, 2023 (the “Units” and, with respect to the ordinary share included in the Units being offered, the “Public Shares”) at $10.00 per Unit, which is discussed in Note 3, and the sale of 370,000 Units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in private placements to 2TM Holding LP (the “Sponsor”) that was closed simultaneously with the IPO (see Note 4).

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

The Trust Account

Following the closing of the IPO, an aggregate of $61,200,000 of the net proceeds from the IPO and the sale of the Private Placement Units was deposited in a trust account (the “Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a business combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

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

As of June 30, 2024, the Company had $683 in its operating bank account and a working capital deficit of $1,540,090. The Company expects that it will need additional capital to satisfy its liquidity needs beyond the net proceeds from the consummation of the IPO and the proceeds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination. In addition, in order to finance transaction costs in connection with a business combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan us funds as may be required. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period and such period is not extended, there will be a liquidation and subsequent dissolution. As a result, management has determined that such additional condition also raises substantial doubt about the Company’s ability to continue as a going concern.

Pursuant to our amended and restated memorandum and articles of association, we may extend the period of time to consummate a business combination up to three times, each by an additional three months (for a total of up to 21 months to complete a business combination) without submitting such proposed extensions to our shareholders for approval or offering our public shareholders redemption rights in connection therewith. In order to extend the time available for us to consummate our initial business combination, our sponsor or its affiliates or designees, upon ten days advance notice prior to the applicable deadline, must deposit into the trust account $600,000 ($0.10 per share) on or prior to the date of the applicable deadline, for each three month extension (or up to an aggregate of $1,800,000, or $0.30 per share if we extend for the full nine months). Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of our initial business combination. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the trust account released to us. If we do not complete a business combination, we will not repay such loans. On February 27, 2024, the Company issued a convertible note to Elong with a principal amount of $200,000 (“Convertible Note 1”). On March 19, 2024, the Company issued a convertible Promissory Note to Ms. Xiaozhen Li with a principal amount of $300,000 (“Convertible Note 2”). On April 1, 2024, the Company issued a convertible note to Elong with a principal amount of $300,000 (“Convertible Note 3”), no drawdown was made from Convertible Note 3. On May 9, 2024, the Company issued a convertible note to Elong with a principal amount of $300,000 (“Convertible Note 4”). As on June 30, 2024, the outstanding balance under such loan is $800,000.

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

On February 27, 2024, the Company issued a convertible note to Elong with a principal amount of $200,000 (the “Convertible Note 1”) in order to finance its transaction costs in relation to its initial business combination. The Convertible Note 1 bears no interest and is repayable in full upon consummation of the business combination. Elong may, at its election, convert the Convertible Note 1, in whole or in part, into TMT units, provided that written notice of such intention is given to TMT at least two business days prior to the consummation of the business combination. The number of TMT units to be received by Elong in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to Elong by (y) $10.00. Each TMT unit consists of one TMT ordinary share and one right to receive two-tenths (2/10) of one TMT ordinary share. As of June 30, 2024, $200,000 is outstanding under Convertible Note 1.

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

On March 19, 2024, the Company issued a convertible note to Ms. Xiaozhen Li with a principal amount of $300,000 (“Convertible Note 2”) in order to finance its transaction costs in relation to its initial business combination. Ms. Xiaozhen Li is a limited partner of the Company’s sponsor entity, 2TM Holding LP, a Delaware limited partnership. The Convertible Note 2 bears no interest and is repayable in full upon consummation of the business combination. Ms. Xiaozhen Li may, at her election, convert the Convertible Note 2, in whole or in part, into TMT units, provided that written notice of such intention is given to TMT at least two business days prior to the consummation of the business combination. The number of TMT units to be received by Ms. Xiaozhen Li in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to Ms. Xiaozhen Li by (y) $10.00. Each TMT unit consists of one TMT ordinary share and one right to receive two-tenths (2/10) of one TMT ordinary share. The amount of $300,000 was subsequently transferred into the Company’s trust account on April 1, 2024 (the “Sponsor Extension Fee”). As of June 30, 2024, $300,000 is outstanding under Convertible Note 2.

On April 1, 2024, the Company issued a convertible note to Elong with a principal amount of $300,000 (“Convertible Note 3”) in order to finance its transaction costs in relation to its initial business combination. The Convertible Note 3 bears no interest and is repayable in full upon consummation of the business combination. Elong may, at its election, convert the Convertible Note 3, in whole or in part, into TMT units, provided that written notice of such intention is given to TMT at least two business days prior to the consummation of the business combination. The number of TMT units to be received by Elong in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to Elong by (y) $10.00. Each TMT unit consists of one TMT ordinary share and one right to receive two-tenths (2/10) of one TMT ordinary share. As of June 30, 2024, $0 is outstanding under Convertible Note 3 as no drawdown was made from Convertible Note 3.

On May 9, 2024, the Company issued an unsecured promissory note with no interest, with the principal amount of $300,000, to Elong (“Convertible Note 4”). Convertible Note 4 is repayable in full upon consummation of the business combination. Elong may, at its election, convert the Convertible Note 4, in whole or in part, into the Company’s units, provided that written notice of such intention is given to the Company at least two business days prior to the consummation of the business combination. The number of the Company’s units to be received by Elong in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to Elong by (y) $10.00. Each unit of the Company consists of one ordinary share of the Company and one right to receive two-tenths (2/10) of one ordinary share of the Company. On May 10, 2024, Elong deposited $300,000 to the Company’s working capital account. As of June 30, 2024, $300,000 is outstanding under Convertible Note 4.

On May 20, 2024, Ms. Xiaozhen Li directly transferred $100,000 to a service provider in partial satisfaction of payment for services rendered to the SPAC. As of June 30, 2024, the $100,000 was recorded as advancement from related party and presented under due to related party on balance sheet.

On July 1, 2024, and August 15, 2024, the Company issued two unsecured promissory notes with no interest, with the principal amount of $200,000 and $75,000, respectively, to Elong (“Convertible Note 5” and “Convertible Note 7”). On August 2, 2024, the Company issued an unsecured promissory note with no interest, with the principal amount of $500,000 to Ms. Xiaozhen Li (“Convertible Note 6”). Refer to Note 9 for details.

As of June 30, 2024, $800,000 is outstanding in total under the promissory notes.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the period ended June 30, 2024 are not necessarily indicative of the results that may be expected through December 31, 2024. All intercompany accounts and transactions are eliminated upon consolidation. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on April 12, 2024.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had a cash balance of $683 and $46,778 as of June 30, 2024 and December 31, 2023, respectively. The Company did not have any cash equivalents as of June 30, 2024 and December 31, 2023.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of June 30, 2024, and December 31, 2023, the Company did not experience losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Convertible Note

On February 27, 2024, the Company issued a convertible note to Elong with a principal amount of $200,000 (“Convertible Note 1”) in order to finance its transaction costs in relation to its initial business combination. The note bears no interest and is repayable in full upon consummation of the business combination. Elong may, at its election, convert the note, in whole or in part, into the Company’s units, provided that written notice of such intention is given to the Company at least two (2) business days prior to the consummation of the business combination. The number of units to be received by Elong in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to Elong by (y) $10.00. Each unit consists of one (1) ordinary share and one (1) right to receive two-tenths (2/10) of one (1) ordinary share. As of June 30, 2024, $200,000 is outstanding under Convertible Note 1.

On March 19, 2024, the Company issued a convertible note to Ms. Xiaozhen Li with a principal amount of $300,000 (“Convertible Note 2”) in order to finance its transaction costs in relation to its initial business combination. Convertible Note 2 bears no interest and is repayable in full upon consummation of the business combination. Ms. Li may, at her election, convert the Convertible Note 2, in whole or in part, into the Company’s units, provided that written notice of such intention is given to the Company at least two business days prior to the consummation of the business combination. The number of units to be received by Ms. Li in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to Ms. Li by (y) $10.00. Each unit consists of one ordinary share and one right to receive two-tenths (2/10) of one ordinary share. The amount of $300,000 was subsequently transferred into the Company’s trust account on April 1, 2024 (the “Sponsor Extension Fee”). As of June 30, 2024, $300,000 is outstanding under Convertible Note 2.

On April 1, 2024, the Company issued a convertible note to Elong with a principal amount of $300,000 (“Convertible Note 3”) in order to finance its transaction costs in relation to its initial business combination. The Convertible Note 3 bears no interest and is repayable in full upon consummation of the business combination. Elong may, at its election, convert the Convertible Note 3, in whole or in part, into the Company’s units, provided that written notice of such intention is given to the Copmany at least two business days prior to the consummation of the business combination. The number of units to be received by Elong in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to Elong by (y) $10.00. Each unit consists of one ordinary share and one right to receive two-tenths (2/10) of one ordinary share. As of June 30, 2024, $0 is outstanding under Convertible Note 3 as no drawdown was made from Convertible Note 3.

On May 9, 2024, the Company issued an unsecured promissory note with no interest, with the principal amount of $300,000, to Elong (“Convertible Note 4”). Convertible Note 4 is repayable in full upon consummation of the business combination. Elong may, at its election, convert the Convertible Note 4, in whole or in part, into the Company’s units, provided that written notice of such intention is given to the Company at least two business days prior to the consummation of the business combination. The number of the Company’s units to be received by Elong in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to Elong by (y) $10.00. Each unit consists of one ordinary share and one right to receive two-tenths (2/10) of one ordinary share. On May 10, 2024, Elong deposited $300,000 to the Company’s working capital account. As of June 30, 2024, $300,000 is outstanding under Convertible Note 4.

As of June 30, 2024, $800,000 is outstanding in total under the promissory notes.

On July 1, 2024, and August 15, 2024, the Company issued two unsecured promissory notes with no interest, with the principal amount of $200,000 and $75,000, respectively, to Elong (“Convertible Note 5” and “Convertible Note 7”). On August 2, 2024, the Company issued an unsecured promissory note with no interest, with the principal amount of $500,000 to Ms. Xiaozhen Li (“Convertible Note 6”). Refer to Note 9 for details.

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

The net income (loss) per share presented in the unaudited consolidated statements of operations is based on the following:

	For the three months ended June 30, 2024	For the three months ended June 30, 2023	For the six months ended June 30, 2024	For the six months ended June 30, 2023

Net income	$307,241	$468,703	$758,050	$371,523
Income earned on Trust Account	(597,701)	(602,526)	(1,395,429)	(602,526)
Accretion of carrying value to redemption value	(600,000)	-	(600,000)	(6,336,146)
Net loss including accretion of equity into redemption value	$(890,460)	$(133,823)	$(1,237,379)	$(6,567,149)

	For the three months ended June 30, 2024		For the six months ended June 30, 2024		For the three months ended June 30, 2023		For the six months ended June 30,2023
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
Particular	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity	(656,359)	(234,101)	(912,073)	(325,306)	(98,641)	(35,182)	(4,121,920)	(2,445,229)
Income earned on trust account	597,701	—	1,395,429	—	602,526	—	602,526	—
Accretion of temporary equity to redemption value	600,000	—	600,000	—	—	—	6,336,146	—
Allocation of net income/(loss)	541,342	(234,101)	1,083,356	(325,306)	503,885	(35,182)	2,816,752	(2,445,229)

Denominators:
Weighted-average shares outstanding	6,000,000	2,140,000	6,000,000	2,140,000	6,000,000	2,140,000	3,082,873	1,828,840
Basic and diluted net income/(loss) per share	0.09	(0.11)	0.18	(0.15)	0.08	(0.02)	0.91	(1.34)

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary share (including ordinary share that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary share features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2024, ordinary shares subject to possible redemption are presented at redemption value of $10.91 per share as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited consolidated balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero. The Company allocates gross proceeds between the Public Shares and Public Rights based on their relative fair values.

At June 30, 2024 and December 31, 2023, the ordinary shares reflected in the unaudited condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds	$60,000,000
Less:
Proceeds allocated to Public Rights	(1,354,800)
Allocation of offering costs related to redeemable shares	(3,781,346)
Accretion of carrying value to redemption value	6,336,146
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	2,260,478
Ordinary shares subject to possible redemption - December 31, 2023	$63,460,478
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	1,395,429
Subsequent measurement of ordinary shares subject to possible redemption (extension deposit)	600,000
Ordinary shares subject to possible redemption - June 30, 2024	$65,455,907

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for the fiscal years beginning after December 15, 2023, and interim periods within those fiscal year for smaller reporting companies. The Company adopted this new guidance on January 1, 2024. The Company has issued convertible notes in 2024, and it did not have any convertible notes before January 1, 2024. There was no impact on the Company’s consolidated financial statements after this adoption.

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

On March 19, 2024, the Company issued a convertible Promissory Note to Ms. Xiaozhen Li with a principal amount of $300,000 (“Convertible Note 2”) in order to finance its transaction costs in relation to its initial business combination. Ms. Xiaozhen Li is a limited partner of the Company’s sponsor entity, 2TM Holding LP, a Delaware limited partnership. The Convertible Note 2 bears no interest and is repayable in full upon consummation of the business combination. Ms. Xiaozhen Li may, at her election, convert the Convertible Note 2, in whole or in part, into the Copmany’s units, provided that written notice of such intention is given to the Company at least two (2) business days prior to the consummation of the business combination. The number of units to be received by Ms. Xiaozhen Li in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to Ms. Xiaozhen Li by (y) $10.00. Each unit consists of one (1) ordinary share and one (1) right to receive two-tenths (2/10) of one (1) ordinary share. As of June 30, 2024, $300,000 is outstanding under Convertible Note 2.

As of June 30, 2024, there was an amount of $300,000 outstanding as loan against promissory notes issued to the related party.

On August 2, 2024, the Company issued a convertible note to Ms. Xiaozhen Li for the principal amount of $500,000 (“Convertible Note 6”). See Note 9 for details.

Due from/to Related Party

As of June 30, 2024 and December 31, 2023, there was no amount due from related parties. Further, there is an amount of $144,225 and $10,000 due to related parties as of June 30, 2024 and December 31, 2023 respectively.

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

Administration fee

Commencing on the effective date of the registration statement, an affiliate of the Sponsor shall be allowed to charge the Company an allocable share of its overhead, up to $10,000 per month up to the close of the business combination, to compensate it for the Company’s use of its offices, utilities and personnel. An administration fee of $30,000 and $60,000 was recorded and paid for the three and six months ended June 30, 2024 respectively. For the six months ended June 30, 2023, $40,000 were recorded for the administration fee.

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

Engagement for Legal Services

The Company has a contingent fee arrangement with their legal counsel pursuant to which a flat fee of $600,000 is payable to the Company’s legal counsel in connection with the business combination. In the event that the actual legal fee exceeds $600,000, the Company will issue the exceeding amount in equity, at 25% discount to the closing price of the business combination. As of June 30, 2024, the legal fee did not exceed $600,000.

Note 7 - Shareholder’s Equity

Preferred shares - The Company is authorized to issue 1,000,000 shares of preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2024 and December 31, 2023, there were no shares of preferred shares issued or outstanding.

Ordinary Shares - The Company was authorized to issue 150,000,000 Class A ordinary shares with a par value of $0.0001 per share and 10,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class A and Class B ordinary shares were entitled to one vote for each share.

As of June 30, 2024 and December 31, 2023, there were 2,140,000 ordinary shares issued and outstanding for both the periods, which does not include 225,000 ordinary shares forfeited as the over-allotment option was not exercised and includes 270,000 Representative Shares and 370,000 Private Placement Units.

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

The Company’s portfolio of investments held in the Trust Account is comprised of investments in money market funds that invest in U.S. government securities. The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted	Significant	Significant
		Prices in	Other	Other
	As of	Active	Observable	Unobservable
	June 30,	Markets	Inputs	Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$65,455,907	$65,455,907	$—	$—

		Quoted	Significant	Significant
		Prices in	Other	Other
	As of	Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$63,460,478	$63,460,478	$—	$—

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

Note 9 - Subsequent Events

The Company evaluated subsequent events and transaction that occurred after the balance sheet date up to the date these unaudited consolidated financial statements were issued. Based on review, management identified the following subsequent event that is required disclosure in the financial statements:

(1)	On July 1, 2024, the Company issued an unsecured promissory note with no interest, with the principal amount of $200,000, to Elong (“Convertible Note 5”). Convertible Note 5 is repayable in full upon consummation of the business combination. Elong may, at its election, convert the Convertible Note 5, in whole or in part, into the Company’s units, provided that written notice of such intention is given to the Company at least two business days prior to the consummation of the business combination. The number of the Company’s units to be received by Elong in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to Elong by (y) $10.00. Each unit of the Company consists of one ordinary share of the Company and one right to receive two-tenths (2/10) of one ordinary share of the Company. On July 2, 2024, Elong deposited $200,000 to the Company’s working capital account and the Company subsequently transferred $200,000 to the trust account in relation to its business combination extension.

(2)	On August 2, 2024, the Company issued an unsecured promissory note with no interest, with the principal amount of $500,000, to Ms. Li (“Convertible Note 6”). Convertible Note 6 is repayable in full upon consummation of the business combination. Ms. Li may, at its election, convert the Convertible Note 5, in whole or in part, into the Company’s units, provided that written notice of such intention is given to the Company at least two business days prior to the consummation of the business combination. The number of the Company’s units to be received by Ms. Li in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to Elong by (y) $10.00. Each unit of the Company consists of one ordinary share of the Company and one right to receive two-tenths (2/10) of one ordinary share of the Company. The Convertible Note 6 evidenced the $100,000 advancement from Ms. Li’s deposit into the Company’s working capital account, which was subsequently transferred to the trust account for extension; and the $300,000 advancement into the Company’s trust account for extension; and the $100,000 advancement to a service provider in connection with the business combination.

(3)	On August 15, 2024, the Company issued an unsecured promissory note with no interest, with the principal amount of $75,000, to Elong (the “Convertible Note 7”). Convertible Note 7 evidenced the payment Elong provided for deferred listing fees in connection with the Company’s listing on Nasdaq on August 2, 2024. The Note bears no interest and is repayable in full upon consummation of the Business Combination. Elong may, at its election, convert its Note, in whole or in part, into the Company’s units, provided that written notice of such intention is given to the Company at least two (2) business days prior to the consummation of the Business Combination. The number of units to be received by the Note payee in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to such payee by (y) $10.00. Each unit consists of one (1) ordinary share and one (1) right to receive two-tenths (2/10) of one (1) ordinary share.

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

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception to June 30, 2024, have been organizational activities and those necessary to consummate the Initial Public Offering (“IPO”) and activities for the initial business combination, described below. Following our IPO, we will not generate any operating revenues until the completion of our initial business combination. We generated non-operating income in the form of interest income after the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2024, we had a net income of $307,241, which consists of income from trust of $597,701 being net off by loss of $260,460 derived from formation and operating costs and of $30,000 derived from administrative fees.

For the six months ended June 30, 2024, we had a net income of $758,050, which consists of income from trust of $1,395,429 being net off by loss of $577,379 derived from formation and operating costs and of $60,000 derived from administrative fees.

For the three months ended June 30, 2023, we had a net income of $468,703, which consists of income from trust of $602,526 being net off by loss of $103,823 derived from formation and operating costs and $30,000 derived from administrative fees.

For the six months ended June 30, 2023, we had a net income of $371,523, which consists of income from trust of $602,526 being net off by loss of $191,003 derived from formation and operating costs and $40,000 derived from administrative fees.

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

Following the closing of our IPO, an aggregate of $61,200,000 ($10.20 per Unit) from the net proceeds and the sale of the Private Placement Units was held in a Trust Account (“Trust Account”). As of June 30, 2024, we had marketable securities held in the Trust Account of $65,455,907 consisting of securities held in a treasury trust fund that invests in United States government treasury bills, bonds or notes with a maturity of 180 days or less. We intend to use substantially the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less amounts released to us for taxes payable) to complete our initial business combination. We may withdraw interest to pay taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest income earned on the amount in the Trust Account (if any) will be sufficient to pay our taxes. Through June 30, 2024, we did not withdraw any income earned on the Trust Account to pay our taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2024, we had a cash balance of $683 and a working capital deficit of $1,540,090. The Company expects that it will need additional capital to satisfy its liquidity needs beyond the net proceeds from the consummation of the IPO and the proceeds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination. In addition, in order to finance transaction costs in connection with a business combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan us funds as may be required. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management believes that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period and such period is not extended, there will be a liquidation and subsequent dissolution. As a result, management has determined that such additional condition also raises substantial doubt about the Company’s ability to continue as a going concern.

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

On May 9, 2024, the Company issued an unsecured promissory note with no interest, with the principal amount of $300,000, to Elong. Please refer to Note 1 - Organization and Business Operations section of the notes to the unaudited condensed consolidated financial statements.

On May 20, 2024, Ms. Xiaozhen Li directly transferred $100,000 to a service provider in partial satisfaction of payment for services rendered to the SPAC.

On July 2, 2024, and August 15, 2024, the Company issued two unsecured promissory notes with no interest, with the principal amount of $300,000 and $75,000, respectively, to Elong (“Convertible Note 5” and “Convertible Note 7”). On August 2, 2024, the Company issued an unsecured promissory note with no interest, with the principal amount of $500,000 to Ms. Xiaozhen Li (“Convertible Note 6”). Refer to Note 9 for details.

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for the fiscal years beginning after December 15, 2023, and interim periods within those fiscal year for smaller reporting companies. The Company adopted this new guidance on January 1, 2024. The Company has issued convertible notes in 2024, and it did not have any convertible notes before January 1, 2024. There was no impact on the Company’s consolidated financial statements after this adoption.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets. The Company has obligations towards the loans raised in the form of convertible notes from the sponsor and unrelated party.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of June 30, 2024, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO and the sale of the private placement units held in the trust account have invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s lack of qualified SEC reporting professional. As a result, we performed additional analysis as deemed necessary to ensure that our consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented. Management intends to continue implement remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we intend to expand and improve our review process for complex securities and related accounting standards. We have improved this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than as previously reported in our Current Reports on Form 8-K, or prior periodic reports, we did not sell any unregistered equity securities during the three-month period ended June 30, 2024.

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

TMT Acquisition Corp

Dated: August 19, 2024	By:	/s/ Dajiang Guo
	Name:	Dajiang Guo
	Title:	Chief Executive Officer and Chairman (Principal Executive Officer)

Dated: August 19, 2024	By:	/s/ Jichuan Yang
	Name:	Jichuan Yang
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

